Form 10KSB
period 2000-12-31
BINGHAM CANYON CORP
filed 2001-02-20
CIK 1119897

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2000.

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number

                           BINGHAM CANYON CORPORATION
          -------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Nevada                                    51-0292843
-------------------------              -----------------------------------
(State of incorporation)               (I.R.S. Employer Identification No.)


#584, 3353 South Main Street, Salt Lake City, Utah          84115
--------------------------------------------------        ----------
(Address of principal executive offices)                  (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---    -----

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

State issuer's revenue for its most recent fiscal year: None.

As of February 1, 2001, the registrant had 17,000,000 shares of common stock outstanding. The registrant does not have an active trading market and a market value of the voting stock held by non-affiliates can not be determined.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes ____ No   X
                                                                       ----

                                     PART I
Item 1.  Description of business...............................................2
Item 2.  Description of property.............................................. 6
Item 3.  Legal proceedings.................................................... 6
Item 4.  Submission of matters to a vote of security holders.................. 6

                                     PART II

Item 5.  Market for common equity and related stockholder matters..............6
Item 6.  Management's discussion and analysis or plan of operations........... 6
Item 7.  Financial statements................................................. 7
Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure................................................. 7

                                    PART III

Item 9.    Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act...................7
Item 10.  Executive compensation...............................................8
Item 11.  Security ownership of certain beneficial owners and management...... 8
Item 12.  Certain relationships and related transactions...................... 9

                                     PART IV

Item 13.   Exhibits and reports on Form 8-K....................................9

                           FORWARD LOOKING STATEMENTS

         In this annual report references to "Bingham Canyon," "we," "us," and "our" refer to Bingham Canyon Corporation

         This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Bingham Canyon's control. These factors include but are not limited to economic conditions generally and in the industries in which Bingham Canyon may participate; competition within Bingham Canyon's chosen industry, including competition from much larger competitors; technological advances and failure by Bingham Canyon to successfully develop business relationships.


                         ITEM 1: DESCRIPTION OF BUSINESS

Business Development

         On August 19, 1998, Bingham Canyon Corporation was incorporated in the state of Nevada. Bingham Canyon merged with Bingham Canyon Corporation, a Delaware corporation, on August 26, 1999. Bingham Delaware merged with Bingham Nevada solely to change its domicile from Delaware to Nevada. Bingham Delaware was incorporated on February 27, 1986 as Hystar Aerospace Marketing Corporation of Delaware. Bingham Delaware was the subsidiary of VIP Worldnet, Inc., a Nevada corporation.

Our Plan

         We are a "blank check" company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.

         Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

         Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Bingham Canyon.

         Our search for a business opportunity will not be limited to any particular geographical area or industry, including both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

         The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

         Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.

         It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

         We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships, and specifically, our relationship with Mutual Ventures Corporation, an investment banking firm, may lead to contacts with these various sources.

         Our management will analyze the business opportunities, however, none of our management are professional business analysts. (See, Part II Item 9:
"Directors and Executive Officers.") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

         Our management may also hire an outside consultant. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors. We have not established the criteria to be used in selecting such consultants or advisors, the service to be provided, the term of service, or the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. In addition, there is a possibility that the amount of consultant fees may become a factor in negotiations related to a business opportunity.

         Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. In particular, John Peters, our Secretary/Treasurer is a director of other blank check companies with a structure and a business plan which is identical to ours and, our management may, in the future, be involved with other blank check companies. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity, our principal stockholders and management may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of our other stockholders.

         We presently do not foresee entering into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. We may acquire or merge with companies of which our management's affiliates or associates have a direct or indirect ownership interest. If we determine in the future that a transaction with an affiliate would be in our best interest we are permitted by Nevada law to enter into such a transaction if:

         (1) The material facts regarding the relationship or interest of the affiliate in the contract or transaction are disclosed or are known to the board of directors. The board authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

         (2) The material facts regarding the relationship or interest of the affiliate in the contract transaction are disclosed or are known to the stockholders entitled to vote on the transaction, and the contract or transaction is specifically approved by vote of the stockholders; or

         (3) The contract or transaction is fair to us at the time it is authorized, approved or ratified by the board of directors or the stockholders.

         A decision to participate in a specific business opportunity may be made upon our management's analysis of the quality of the business opportunity's management and personnel, the anticipated acceptability of its new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

         In our analysis of a business opportunity we anticipate that we will consider, among other things, the following factors:

         (1)   Potential  for  growth  and   profitability,   indicated  by  new
technology, anticipated market expansion, or new products;

         (2) Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

         (3) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on a exchange or on a national automated securities quotation system, such as NASDAQ.

         (4) Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

         (5)   The extent to which the business opportunity can be advanced;

         (6) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

         (7) Strength and diversity of existing management, or management prospect that are scheduled for recruitment;

         (8) The cost of our participation as compared to the perceived tangible and intangible values and potential; and

         (9) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

         No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

         We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such method may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organization. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

         We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares also may be done simultaneously with a sale or transfer of shares representing a controlling interest by current principal stockholders.

Competition

         We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public "blank check" companies, many of which may have more funds available.

Employees

         We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity.


                         ITEM 2: DESCRIPTION OF PROPERTY

         We do not currently own or lease any property. We utilize office space in the office of one of our shareholders at no cost. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

                            ITEM 3: LEGAL PROCEEDINGS

         We are not a party to any proceedings or threatened proceedings as of the date of this filing.


           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2000 fiscal year.


                     ITEM 5: MARKET PRICE FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

a) Market

         We do not have an established public trading market. We have approximately 84 stockholders of record with 15,043,450 restricted shares, as that term is defined in Rule 144, and 1,956,550 free trading shares. We do not have any outstanding options or warrants to purchase our common shares. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

b) Recent Sales of Unregistered Securities

         The following discussion describes all securities sold by us within the past three years without registration:

         On August 18, 1998, we issued an aggregate of 100 shares to our founding officers and directors. We sold 50 shares each to Matthew McLelland and April Marino for $1.00 each. These shares were subsequently canceled and returned to the corporate treasury. We relied on an exemption from the registration requirements under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

        ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         We have no assets and have experienced losses from inception. For the year ended December 31, 2000, we had no cash on hand and total current liabilities of $27,000. The $27,000 note payable is for legal and accounting fees incurred during 1999 which were paid on our behalf by Mutual Ventures Corporation, a related party.

         We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and stockholders based on understandings we have with these individuals. We anticipate that Mutual Ventures will continue to provide investment banking services and advance costs on our behalf. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

         Our reporting obligations involve considerable time, energy and professional fees. We will incur expenses due to the legal and accounting services required to prepare such reports and the costs of filing such reports with the Securities and Exchange Commission. Also, our management must expend time and effort to assist in the preparation and review of such reports. In the event we acquire a business opportunity we may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition. In addition, the acquired or merged company will be subject to these same reporting obligations

         Our management intends to actively seek business opportunities during the next twelve months and if we obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by sales of our common stock.


                          ITEM 7: FINANCIAL STATEMENTS

         Reference is made to the financial statements for the years ended December 31, 2000 and 1999 which are attached to this Form 10-KSB report.


              ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         We have had no change in, or disagreements with, our principal independent accountant during our last two fiscal years.


     ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

a) Directors and Officers

         Our executive officers and directors and their respective ages, positions and term of office are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require at least one director and up to nine directors who serve for a term of one year and our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name              Age   Position Held                      Director or Officer Since
---------------   ---   -------------------------------    -------------------------
Brett D. Mayer    29    President and Director             June 30, 2000
John W. Peters    49    Secretary/Treasurer and Director   July 19, 1999

         Brett D. Mayer. From January 1995 to the present Mr. Mayer has been an account executive for Universal Business Insurance primarily marketing and selling insurance policies. He received a bachelors degree in economics from the University of Utah.

         John W. Peters. Since July 1999 Mr. Peters has been the manager of Development Specialties, Inc. a property management company. Since 1995 to the present he has been President and Chairman of the Board of Earth Products and Technologies, Inc, a reporting company. From 1993 to 1995 he was employed as Earth Products' operations manager. He also is a Director of Skinovation Pharmaceutical, Inc. a reporting company. Prior business experience includes President and executive officer of Certified Environmental Laboratories, Inc. and Vice President of Sales and Marketing for Comco Communications Corp. in California. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

b)       Compliance with Section 16(a) of the Exchange Act.

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2000, VIP Worldnet, Inc., our parent company, filed late its Form 3, initial statement of beneficial ownership.


                         ITEM 10: EXECUTIVE COMPENSATION

         Our named executive officers have not received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

         We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


                ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock and ownership of our management. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 17,000,000 shares of common stock outstanding as of February 1, 2001.

                            CERTAIN BENEFICIAL OWNERS

                                          Common Stock Beneficially Owned
Name and Address of              Number of Shares of
Beneficial Owners                Common Stock            Percentage of Class

VIP Worldnet, Inc.               15,043,450*                      88.5%
154 E.  Ford Avenue
Salt Lake City, Utah 84115

         * VIP Worldnet, Inc. holds 15,000,000 shares and its president and director, Joanne Clinger, beneficially owns 43,450 shares.

                                   MANAGEMENT

                                              Common Stock Beneficially Owned
Name and Address of                      Number of Shares
Beneficial Owners                        Common Stock       Percentage of Class

John W.  Peters                                   200*               **
476 East South Temple, Suite 440
Salt Lake City, Utah 84111

* Includes 200 shares held by spouse.
** Less than 1%


             ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% stockholders or immediate family members of such persons.

Parent Company

         VIP Worldnet, Inc. is our parent company and beneficially owns 15,043,450 shares of our common stock. Such shares represent 88.5% of our issued and outstanding shares.


                    ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K


Exhibit Number             Description
--------------             -----------------------------------------------------

         3.1 Articles of Incorporation, dated August 19, 1998 (Incorporated by reference to exhibit 3.1 of Form 10-SB File No. 000-31549, filed September 18, 2000.)

         3.2 Articles of Merger filed August 26, 1999 (Incorporated by reference to exhibit 3.2 of Form 10-SB File No. 000-31549, filed September 18, 2000.)

         3.3 Bylaws of Bingham Canyon (Incorporated by reference to exhibit 3.1of Form 10-SB File No. 000-31549, filed September 18, 2000.)

                                    SIGNATURE


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date     February 7, 2001            Bingham Canyon Corporation
             ---------------------



                                     By:      /s/ Brett D. Mayer
                                        ----------------------------------------
                                          Brett D. Mayer, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.




         Date     February 7, 2001   By:      /s/ John W. Peters
             ---------------------      -------------------------
                                         John W. Peters, Secretary/Treasurer
                                                         and Director

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Bingham Canyon Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Bingham Canyon Corporation (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the periods ended December 31, 2000 and 1999, and for the period of February 27, 1986 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bingham Canyon Corporation (a development stage company) as of December 31, 2000 and 1999, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the periods ended December 31, 2000 and 1999, and for the period of February 27, 1986 (date of inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has at December 31, 2000 a retained deficit of $44,000. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                  /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
February 7, 2001

          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                          E-mail: smithco@dotplanet.com
          Members: American Institute of Certified Public Accountantso
                Utah Association of Certified Public Accountants

                           BINGHAM CANYON CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 2000 and 1999




                                                                                              2000              1999
                                                                                          --------------    -------------
           ASSETS
CURRENT ASSETS
         Cash in bank                                                                     $            0    $           0
                                                                                          --------------    -------------

                                                                                          $            0    $           0
                                                                                          ==============    =============

           LIABILITIES & EQUITY (DEFICIT)
CURRENT LIABILITIES
         Accounts payable - related party (Note 4)                                        $       27,000    $      27,000
                                                                                          --------------    -------------

                TOTAL CURRENT LIABILITIES                                                         27,000            27,000

STOCKHOLDERS' EQUITY (DEFICIT)
           Common Stock $.001 par value:
           Authorized - 100,000,000 shares
           Issued and outstanding 17,000,000 shares                                               17,000           17,000
           Deficit accumulated during the development stage                                      (44,000)         (44,000)
                                                                                          --------------    -------------

                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (27,000)         (27,000)
                                                                                          --------------    -------------

                                                                                          $            0    $           0
                                                                                          ==============    =============

See Notes to Financial Statements.

                           BINGHAM CANYON CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                              2/27/86
                                                                                 Year ended                  (Date of
                                                                                 December 31,              inception) to
                                                                           2000             1999             12/31/2000
                                                                       -------------    -------------   -----------------
Net sales                                                              $           0    $           0   $               0
Cost of sales                                                                      0                0                   0
                                                                       -------------    -------------   -----------------

                GROSS PROFIT                                                       0                0                   0

General & administrative expenses                                                  0           27,000              44,000
                                                                       -------------    -------------   -----------------

                  NET LOSS                                             $           0    $     (27,000)  $         (44,000)
                                                                       =============    =============   =================

Basic and Diluted Loss per Share
         Net loss                                                      $        .000    $       (.002)
                                                                       =============    =============

Weighted average number of common shares                                  17,000,000       17,000,000
                                                                       =============    =============







See Notes to Financial Statements.

                           BINGHAM CANYON CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                           Deficit
                                                                                                          Accumulated
                                                                                Common Stock                 During
                                                                              Par Value $0.001             Development
                                                                            Shares         Amount             Stage
                                                                         -------------  -------------   -----------------
Balances at 2/27/86 (Date of inception)                                              0  $           0   $               0
         Issuance of common stock (restricted)
           at $.001 per share at 4/24/86                                    17,000,000         17,000
         Net loss for period                                                                                       (3,400)
                                                                         -------------  -------------   -----------------
Balances at 12/31/86                                                        17,000,000         17,000              (3,400)
         Net loss for year                                                                                         (3,400)
                                                                         -------------  -------------   -----------------
Balances at 12/31/87                                                        17,000,000         17,000              (6,800)
         Net loss for year                                                                                         (3,400)
                                                                         -------------  -------------   -----------------
Balances at 12/31/88                                                        17,000,000         17,000             (10,200)
         Net loss for year                                                                                         (3,400)
                                                                         -------------  -------------   -----------------
Balances at 12/31/89                                                        17,000,000         17,000             (13,600)
         Net loss for year                                                                                         (3,400)
                                                                         -------------  -------------   -----------------
Balances at 12/31/90                                                        17,000,000         17,000             (17,000)
         Net income for year                                                                                            0
                                                                         -------------  -------------   -----------------
Balances at 12/31/91                                                        17,000,000         17,000             (17,000)
         Net income for year                                                                                            0
                                                                         -------------  -------------   -----------------
Balances at 12/31/92                                                        17,000,000         17,000             (17,000)
         Net income for year                                                                                            0
                                                                         -------------  -------------   -----------------
Balances at 12/31/93                                                        17,000,000         17,000             (17,000)
         Net income for year                                                                                            0
                                                                         -------------  -------------   -----------------
Balances at 12/31/94                                                        17,000,000         17,000             (17,000)
         Net income for year                                                                                            0
                                                                         -------------  -------------   -----------------
Balances at 12/31/95                                                        17,000,000         17,000             (17,000)
         Net income for year                                                                                            0
                                                                         -------------  -------------   -----------------
Balances at 12/31/96                                                        17,000,000         17,000             (17,000)
         Net income for year                                                                                            0
                                                                         -------------  -------------   -----------------
Balances at 12/31/97                                                        17,000,000         17,000             (17,000)
         Net income for year                                                                                            0
                                                                         -------------  -------------   -----------------
Balances at 12/31/98                                                        17,000,000         17,000             (17,000)
         Net loss for year                                                                                        (27,000)
                                                                         -------------  -------------   -----------------
Balances at 12/31/99                                                        17,000,000         17,000             (44,000)
         Net income for year                                                                                            0
                                                                         -------------  -------------   -----------------

Balances at 12/31/00                                                        17,000,000  $      17,000   $         (44,000)
                                                                         =============  =============   =================

See Notes to Financial Statements.

                           BINGHAM CANYON CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                              2/27/86
                                                                                 Year ended                  (Date of
                                                                                 December 31,              inception) to
                                                                           2000             1999              12/31/2000
                                                                       -------------    -------------   -----------------
OPERATING ACTIVITIES
         Net income (loss)                                             $           0    $     (27,000)  $         (44,000)
         Adjustments to reconcile net income (loss) to
           cash used by operating activities:
             Amortization                                                          0                0              17,000
             Accounts payable - related party                                      0           27,000              27,000
                                                                       -------------    -------------   -----------------

                    NET CASH USED BY
                OPERATING ACTIVITIES                                               0                0                   0

INVESTING ACTIVITIES
         Organization costs                                                        0                0             (17,000)
                                                                       -------------    -------------   -----------------

                NET CASH REQUIRED BY
                INVESTING ACTIVITIES                                               0                0             (17,000)

FINANCING ACTIVITIES
         Proceeds from sale of common stock                                        0                0              17,000
                                                                       -------------    -------------   -----------------

                NET CASH PROVIDED BY
                FINANCING ACTIVITIES                                               0                0              17,000
                                                                       -------------    -------------   -----------------

                    INCREASE IN CASH
                AND CASH EQUIVALENTS                                               0                0                   0

         Cash and cash equivalents at beginning of period                          0                0                   0
                                                                       -------------    -------------   -----------------

         CASH & CASH EQUIVALENTS
                AT END OF PERIOD                                       $           0    $           0   $               0
                                                                       =============    =============   =================




See Notes to Financial Statements.

                           BINGHAM CANYON CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         a.       Organization & Consolidation Policy

                  Bingham   Canyon   Corporation   (the   Company),   a   Nevada
                  corporation, was incorporated on August 19, 1998. On August 26, 1999, the Company merged with Bingham Canyon Corporation, a Delaware corporation ("Bingham Delaware"). The Company is the surviving corporation.

                  Bingham Delaware was Incorporated as Hystar Aerospace Marketing Corporation of Delaware on February 27, 1986 to lease, sell, and market airships and the Burkett Mill, a waste milling device, which rights were acquired from VIP Worldnet, Inc., initially the only shareholder. The technology to further develop the airship and the mill by the parent company proved to be prohibitive, and shortly after the acquisition of the marketing rights further activity ceased. Bingham Delaware has been inactive since that date.

                  The merger was recorded under the pooling of interests method of accounting. Each share of the Company remained outstanding as one fully paid and non-assessable share of capital stock of the surviving corporation.

                  The accompanying financial statements present the financial condition and results of operations of Bingham Delaware from its inception through the merger date and of the surviving entity, the Company, as of the merger date.

         b.       Recognition of Revenue

                  The Company recognizes income and expense on the accrual basis of accounting.

         c.       Net Loss Per Share

                  Basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. The Company's diluted loss per share does not include any common stock equivalents, as their effect is antidilutive.

         d.       Cash and Cash Equivalents

                  The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

         e.       Provision for Income Taxes

                  The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

                  In February, 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. The Statement was applied in the Company's financial statements for the fiscal year commencing January 1, 1993.

                           BINGHAM CANYON CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                           December 31, 2000 and 1999


NOTE 1:                SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

         e.       Provision for Income Taxes (continued)

                  No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $44,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused.

         f.       Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         g.       Dividend Policy

                  The Company has not yet adopted any policy regarding payment of dividends.

         h.       Organization Costs

                  The Company amortized its organization costs over a five year period.

NOTE 2:  GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no assets and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

NOTE 3:  CAPITALIZATION

         In 1986, the Company issued 17,000,000 shares of common stock for the marketing rights to a waste milling device. The value of this issuance was $17,000.

NOTE 4:  RELATED PARTY TRANSACTIONS

         During the year ended December 31, 1999, the Company incurred $27,000 of professional fees payable to Mutual Ventures Corp. An officer of the Company is also an employee of Mutual Ventures Corp.

NOTE 5:  DEVELOPMENT STAGE COMPANY

         The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.