Form 10QSB
period 2001-03-31
BINGHAM CANYON CORP
filed 2001-04-20
CIK 1119897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2001

                                       OR

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No.000-31549

                           BINGHAM CANYON CORPORATION
             (Exact name of registrant as specified in its charter)

       Nevada                                             51-0292843
State of incorporation)                     (I.R.S. Employer Identification No.)

                          #584, 3353 South Main Street
                           Salt Lake City, Utah 84115
                                 (801) 323-2395
              (Address and telephone number of principal executive
                    offices and principal place of business)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         As of April 18, 2001, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           BINGHAM CANYON CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS





                                                                                    March 31,       December 31,
                                                                                      2001              2000
                                                                                  -------------    -------------
                                                                                   (Unaudited)     (Audited)
     ASSETS
CURRENT ASSETS
   Cash in bank                                                                   $           0    $           0
                                                                                  -------------    -------------

                                                                                  $           0    $           0
                                                                                  =============    =============

     LIABILITIES & EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable - related party (Note 4)                                      $      27,000    $      27,000
                                                                                  -------------    -------------

                                                    TOTAL CURRENT LIABILITIES            27,000           27,000

STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock $.001 par value:
     Authorized - 100,000,000 shares
     Issued and outstanding 17,000,000 shares                                            17,000           17,000
     Deficit accumulated during the development stage                                   (44,000)         (44,000)
                                                                                  -------------    -------------

                                         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (27,000)         (27,000)
                                                                                  -------------    -------------

                                                                                  $           0    $           0
                                                                                  =============    =============

See Notes to Financial Statements.

                           BINGHAM CANYON CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                     2/27/86
                                                                    Three Months Ended              (Date of
                                                                         March 31,                inception) to
                                                                   2001             2000            3/31/2001
                                                              -------------     -------------  -----------------
Net sales                                                     $           0     $           0  $               0
Cost of sales                                                             0                 0                  0
                                                              -------------     -------------  -----------------

                                              GROSS PROFIT                0                 0                  0

General & administrative expenses                                         0                 0             44,000
                                                              -------------     -------------  -----------------

                                                  NET LOSS    $           0     $           0  $         (44,000)
                                                              =============     =============  =================

Basic and Diluted Loss per Share
   Net loss                                                   $        .000     $        .000
                                                              =============     =============

Weighted average number of common shares                         17,000,000        17,000,000
                                                              =============     =============




See Notes to Financial Statements.

                           BINGHAM CANYON CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                     2/27/86
                                                                    Three Months Ended              (Date of
                                                                         March 31,                inception) to
                                                                   2001             2000            3/31/2001
                                                              -------------     -------------  -----------------
OPERATING ACTIVITIES
   Net income (loss)                                          $           0     $           0  $         (44,000)
   Adjustments to reconcile net income (loss) to
     cash used by operating activities:
       Amortization                                                       0                 0             17,000
       Accounts payable - related party                                   0                 0             27,000
                                                              -------------     -------------  -----------------

                                          NET CASH USED BY
                                      OPERATING ACTIVITIES                0                 0                  0

INVESTING ACTIVITIES
   Organization costs                                                     0                 0            (17,000)
                                                              -------------     -------------  -----------------

                                      NET CASH REQUIRED BY
                                      INVESTING ACTIVITIES                0                 0            (17,000)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                     0                 0             17,000
                                                              -------------     -------------  -----------------

                                      NET CASH PROVIDED BY
                                      FINANCING ACTIVITIES                0                 0             17,000
                                                              -------------     -------------  -----------------

                                          INCREASE IN CASH
                                      AND CASH EQUIVALENTS                0                 0                  0

   Cash and cash equivalents at beginning of period                       0                 0                  0
                                                              -------------     -------------  -----------------

                                   CASH & CASH EQUIVALENTS
                                          AT END OF PERIOD    $           0     $           0  $               0
                                                              =============     =============  =================




See Notes to Financial Statements.

                           BINGHAM CANYON CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000


NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

              a.    Basis of Presentation

                    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

              b.    Organization & Consolidation Policy

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

              c.    Recognition of Revenue

                    The Company recognizes income and expense on the accrual basis of accounting.

              d.    Net Loss Per Share

                    Basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. The Company's diluted loss per share does not include any common stock equivalents, as their effect is antidilutive.

                           BINGHAM CANYON CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                 March 31, 2000


NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

              e.    Cash and Cash Equivalents

                    The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

              f.    Provision for Income Taxes

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

              g.    Use of Estimates

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

              h.    Dividend Policy

                    The Company has not yet adopted any policy regarding payment of dividends.

              i.    Organization Costs

                    The Company amortized its organization costs over a five year period.

                           BINGHAM CANYON CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                 March 31, 2000


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

         In this report references to "Bingham Canyon," "we," "us," and "our" refer to Bingham Canyon Corporation.

                           Forward Looking Statements
         This form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Bingham Canyon's control. These factors include but are not limited to economic conditions generally and in the industries which Bingham Canyon may participate; competition within Bingham Canyon's chosen market and failure by Bingham Canyon to successfully develop business relationships.

ITEM 2:   PLAN OF OPERATIONS

         We are a development stage company with no assets and recurring losses from inception and are dependent upon financing to continue operations. For the year ended December 31, 2000 and the three months ended March 31, 2001, we had no cash on hand and total current liabilities of $27,000. The $27,000 note payable is for legal and accounting fees incurred during 1999 which were paid on our behalf by a related party.

         We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders based on understandings we have with these persons. However, these understandings are not formal agreements and therefore these persons are not obligated to provide funds. We may repay any loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

         Our management intends to actively pursue business opportunities during the next twelve months. All risks inherent in new and inexperienced enterprises are inherent in our business. We have not made a formal study of the economic potential of any business. At the present, we have not identified any assets or business opportunities for acquisition. If we obtain a business opportunity, it may be necessary to raise additional capital, which may be accomplished by selling our common stock.

         Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Bingham Canyon.

         Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

         It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

         Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

                           PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
     --------

         None

(b)  Reports on Form 8-K.
     -------------------

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.



Date  April 18, 2001               Bingham Canyon Corporation


                                   By: /s/ Brett D. Mayer
                                       Brett D. Mayer, President and Director