Form 10QSB
period 2001-06-30
BINGHAM CANYON CORP
filed 2001-08-01
CIK 1119897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

                                       OR

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                          Commission File No.000-31549

                           BINGHAM CANYON CORPORATION
             (Exact name of registrant as specified in its charter)

        Nevada                                            51-0292843
(State of incorporation)                    (I.R.S. Employer Identification No.)

                          #584, 3353 South Main Street
                           Salt Lake City, Utah 84115
                                 (801) 323-2395
              (Address and telephone number of principal executive
                    offices and principal place of business)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         As of July 27, 2001, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           BINGHAM CANYON CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)



                                                                    June 30
                                                                     2001
                                                                -------------
         ASSETS
CURRENT ASSETS
     Cash in bank                                               $           0
                                                                -------------

                                                                $           0
                                                                =============

         LIABILITIES & DEFICIT
CURRENT LIABILITIES
     Accounts payable - related party (Note 4)                  $      27,000
                                                                -------------

                                     TOTAL CURRENT LIABILITIES         27,000

STOCKHOLDERS' DEFICIT
         Common Stock $.001 par value:
         Authorized - 100,000,000 shares
         Issued and outstanding 17,000,000 shares                      17,000
         Deficit accumulated during
             the development stage                                    (44,000)
                                                                -------------

                                   TOTAL STOCKHOLDERS' DEFICIT        (27,000)
                                                                -------------

                                                                $           0
                                                                =============


NOTE: The accompanying financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required by auditing principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Form 10KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

                           BINGHAM CANYON CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      3/7/86
                                           Three Months Ended                       Six Months Ended                 (Date of
                                                June 30,                                June 30,                   inception) to
                                        2001                2000                2001               2000               6/30/01
                                 ------------------  ------------------  -----------------   -----------------  ------------------
Net sales                        $                0  $                0  $               0   $               0  $                0
Cost of sales                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                GROSS PROFIT                      0                   0                  0                   0                   0

General & administrative
   expenses                                       0                   0                  0                   0              44,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET LOSS     $                0  $                0  $               0   $               0  $          (44,000)
                                 ==================  ==================  =================   =================  ==================

BASIC AND DILUTED
  LOSS PER SHARE
Net Loss per weighted
   average share                 $              .00  $             .000  $             .00   $            .000
                                 ==================  ==================  =================   =================

Weighted average number of
   common shares used to
   compute  net Loss
   per weighted  average share           17,000,000          17,000,000         17,000,000          17,000,000
                                 ==================  ==================  =================   =================


                           BINGHAM CANYON CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                        3/7/86
                                                             Three Months Ended             Six Months Ended           (Date of
                                                                  June 30,                      June 30,             inception) to
                                                            2001           2000            2001           2000          6/30/01
                                                       --------------  -------------  -------------  --------------  -------------
OPERATING ACTIVITIES
   Net Loss                                            $            0  $           0  $           0  $            0  $     (44,000)
   Adjustments to reconcile net Loss to
     cash used by operating activities:
       Amortization                                                 0              0              0               0         17,000
       Accounts payable - related party                             0              0              0               0         27,000
                                                       --------------  -------------  -------------  --------------  -------------

                                     NET CASH USED BY
                                 OPERATING ACTIVITIES               0              0              0               0              0

INVESTING ACTIVITIES
   Organization costs                                               0              0              0               0        (17,000)
                                                       --------------  -------------  -------------  --------------  -------------

                                 NET CASH REQUIRED BY
                                 INVESTING ACTIVITIES               0              0              0               0        (17,000)

FINANCING ACTIVITIES
   Proceeds from sale of
    common stock                                                    0              0              0               0         17,000
                                                       --------------  -------------  -------------  --------------  -------------

                                 NET CASH PROVIDED BY
                                 FINANCING ACTIVITIES               0              0              0               0         17,000
                                                       --------------    -----------  -------------  --------------  -------------

                                     INCREASE IN CASH
                                 AND CASH EQUIVALENTS               0              0              0               0              0

   Cash and cash equivalents at beginning
     of period                                                      0              0              0               0              0
                                                       --------------  -------------  -------------  --------------  -------------

                              CASH & CASH EQUIVALENTS
                                     AT END OF PERIOD  $            0  $           0  $           0  $            0  $           0
                                                       ==============  =============  =============  ==============  =============


         In this report references to "Bingham Canyon," "we," "us," and "our" refer to Bingham Canyon Corporation.

                           FORWARD LOOKING STATEMENTS

         This form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward- looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Bingham Canyon's control. These factors include but are not limited to economic conditions generally and in the industries which Bingham Canyon may participate; competition within Bingham Canyon's chosen market and failure by Bingham Canyon to successfully develop business relationships.

ITEM 2:   PLAN OF OPERATIONS

         We are a development stage company with no assets and recurring losses from inception and are dependent upon financing to continue operations. For the year ended December 31, 2000 and the three and six months ended June 30, 2001, we had no cash on hand and total current liabilities of $27,000. The $27,000 note payable is for legal and accounting fees incurred during 1999 which were paid on our behalf by a related party.

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

                           PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits.
    ----------------

Exhibit
Number                     Description

3.1 Articles of Incorporation, dated August 19, 1998 (incorporated by reference to exhibit 3.1 to Form 10-SB, as amended, filed 9/18/00)

3.2 Articles of Merger filed August 26, 1999 (incorporated by reference to exhibit 3.2 to Form 10-SB, as amended, filed 9/18/00)

3.3 Bylaws of Bingham Canyon (incorporated by reference to exhibit 3.3 to Form 10-SB, as amended, filed 9/18/00)

(b)  Reports on Form 8-K.
     -------------------

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.



Date:  7-31-2001                  Bingham Canyon Corporation


                                  By: /s/  Brett D. Mayer
                                  Brett D. Mayer, President and Director