Form 10QSB
period 2001-09-30
BINGHAM CANYON CORP
filed 2001-11-05
CIK 1119897

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For Quarter Ended:   September 30, 2001

                                OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                   Commission File No.000-31549

                    BINGHAM CANYON CORPORATION
      (Exact name of registrant as specified in its charter)

            Nevada                                      51-0292843
    (State of incorporation)             (I.R.S. Employer Identification No.)


                   #584, 3359 South Main Street
                    Salt Lake City, Utah 84115
                          (801) 323-2395
(Address and telephone number of principal executive offices and principal place of business)

                   #584, 3353 South Main Street
                    Salt Lake City, Utah 84115
                         (Former address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

     As of November 2, 2001, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2001 and 2000 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                       Financial Statements
                        September 30, 2001

                    Bingham Canyon Corporation
                   (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                September 30,  December 31
                                                     2001         2000
                                                -------------- -------------
                                                 (Unaudited)

CURRENT ASSETS                                  $           -  $          -
                                                -------------- -------------

  TOTAL ASSETS                                  $           -  $          -
                                                ============== =============



               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

Accounts Payable - Related party                $      27,000  $     27,000
                                                -------------- -------------

  Total Liabilities                                    27,000        27,000
                                                -------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 100,000,000
  shares authorized; 17,000,000 shares
  issued and outstanding                               17,000        17,000

Deficit Accumulated During the Development Stage      (44,000)      (44,000)
                                                -------------- -------------

  Total Stockholders' Equity (deficit)                (27,000)      (27,000)
                                                -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $           -  $          -
                                                ============== =============

                    Bingham Canyon Corporation
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)






                       For the     For the      For the      For the      From
                       three       three        nine         nine         inception on
                       months      months       months       months       February 27,
                       ended       ended        ended        ended        1986 to
                       Sept. 30,   Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                       2001        2000         2001         2000         2001
                       ----------- ------------ ------------ ------------ ------------
REVENUES               $        -  $         -  $         -  $         -  $         -
                       ----------- ------------ ------------ ------------ ------------

EXPENSES
  Depreciation &
    Amortization                -            -            -            -       17,000
  General &
    Administrative              -            -            -            -       27,000
                       ----------- ------------ ------------ ------------ ------------

    TOTAL EXPENSES              -            -            -            -       44,000
                       ----------- ------------ ------------ ------------ ------------

NET INCOME (LOSS)      $        -  $         -  $         -  $         -  $   (44,000)
                       =========== ============ ============ ============ ============

NET LOSS PER SHARE     $        -  $         -  $         -  $         -  $         -
                       =========== ============ ============ ============ ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING          17,000,000   17,000,000   17,000,000   17,000,000   17,000,000
                       =========== ============ ============ ============ ============






                    Bingham Canyon Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)


                                                                         From
                                                                         Inception on
                                                                         February 27,
                                              For the nine months ended  1986 through
                                                     September 30,       Through
                                              -------------------------- September 30,
                                                  2001          2000     2001
                                              ------------- ------------ -------------
Cash Flows from Operating Activities

  Net Loss                                    $          -  $         -  $    (44,000)
  Less  Non-cash Items:
  Depreciation & Amortization                            -            -        17,000
  Increase in Accounts Payable                           -            -        27,000
                                              ------------- ------------ -------------
  Net Cash Provided (Used) by
   Operating Activities                                  -            -             -
                                              ------------- ------------ -------------

Cash Flows from Investing Activities                     -            -             -
                                              ------------- ------------ -------------

  Net Cash Provided (Used) by
   Investing Activities                                  -            -             -
                                              ------------- ------------ -------------
Cash Flows from Financing Activities

  Net Cash Provided (Used) by
  Financing Activities                                   -            -             -
                                              ------------- ------------ -------------

Increase (Decrease) in Cash                              -            -             -

Cash and Cash Equivalents at
 Beginning of Period                                     -            -             -
                                              ------------- ------------ -------------

Cash and Cash Equivalents at End of Period    $          -  $         -  $          -
                                              ============= ============ =============

Supplemental Cash Flow Information:

  Stock issued for marketing rights           $          -  $         -  $      17,000

  Cash Paid For:
    Interest                                  $          -  $         -  $          -
    Income Taxes                              $          -  $         -  $          -





                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2001


GENERAL

Bingham Canyon Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their General Form for Registration of Securities Report filed on the Form 10-SB for the twelve months ended December 31, 2000.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

ITEM 2:   PLAN OF OPERATIONS

      We are a development stage company with no assets and recurring losses from inception and we are dependent upon financing to continue operations. For the year ended December 31, 2000 and the three and nine months ended September 30, 2001, we had no cash on hand and total current liabilities of $27,000. The $27,000 note payable is related to legal and accounting fees incurred during 1999 which were paid on our behalf by a related party.

      We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders, based on understandings we have with these persons. However, these understandings are not formal agreements and therefore these persons are not obligated to provide funds. We may repay any loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

       Our management intends to actively pursue business opportunities during the next twelve months. All risks inherent in new and inexperienced enterprises are inherent in our business. We have not made a formal study of the economic potential of any business and as of the date of this filing, we have not identified any assets or business opportunities for acquisition. If we obtain a business opportunity, it may be necessary to raise additional capital, which may be accomplished by selling our common stock.

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

                    PART II: OTHER INFORMATION

ITEM 5: OTHER INFORMATION

      We have completed a change in auditors and had prepared a Current Report on Form 8-K to announce the change. Our quarterly financials became available before the 8-K was filed and we have elected to include the 8-K information in this periodic report.

      FORM 8-K, ITEM 4:  CHANGES IN CERTIFYING ACCOUNTANT

      On October 29, 2001, our board of directors approved and adopted the change of our independent accountants. On October 30, 2001, we requested and received the resignation of Smith & Company, Certified Public Accountants, as our independent auditors. We then engaged Chisholm & Associates, Certified Public Accountants, as our independent auditors.

      Smith & Company had served as our independent accountants since July 2000 and had audited our financials statements for the years ended December 31, 2000, 1999 and 1998. Smith & Company's reports for each of the two fiscal years were modified in regards to the uncertainty of our ability to continue as a going concern. Except for this modification, the reports did not contain an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Smith & Company on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period preceding the date of dismissal.

      During the most recent fiscal year and through October 30, 2001, we have not consulted with Chisholm & Associates regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Chisholm & Associates concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits.

Exhibit No.        Description

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

16            Letter of Agreement from Smith & Company

(b)  Reports on Form 8-K.

      None.



                            SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.




            11/05/01
Date_________________________       Bingham Canyon Corporation


                                         /s/ Brett D. Mayer
                                    By:_______________________________________
                                       Brett D. Mayer, President and Director