Form 10KSB
period 2001-12-31
BINGHAM CANYON CORP
filed 2002-03-18
CIK 1119897

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 Commission file number 000-31549

                    BINGHAM CANYON CORPORATION
                 -------------------------------
      (Exact name of registrant as specified in its charter)

            Nevada                                     51-0292843
          -----------                         -------------------------
(State of incorporation)                  (I.R.S. Employer Identification No.)


#584, 3353 South Main Street, Salt Lake City, Utah           84115
--------------------------------------------------       -------------
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

Disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB.   [X]

State issuer's revenue for its most recent fiscal year: None.

As of February 26, 2002, the registrant had 17,000,000 shares of common stock outstanding. The registrant does not have an active trading market; therefore, a market value of the voting stock held by non-affiliates can not be determined.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                              PART I

Item 1.   Description of business...........................................2
Item 2.   Description of property...........................................7
Item 3.   Legal proceedings ................................................7
Item 4.   Submission of matters to a vote of security holders ..............7

                             PART II

Item 5.   Market for common equity and related stockholder matters..........7
Item 6.   Plan of operations ...............................................7
Item 7.   Financial statements .............................................8
Item 8.   Changes in and disagreements with accountants on
          accounting and financial disclosure..............................19

                             PART III

Item 9.   Directors and executive officers; Compliance with
          Section 16(a) of the Exchange Act................................19
Item 10.  Executive compensation...........................................19
Item 11.  Security ownership of certain beneficial owners and management...20
Item 12.  Certain relationships and related transactions ..................20
Item 13.  Exhibits and reports on Form 8-K.................................21

                    FORWARD LOOKING STATEMENTS

      In this annual report references to "Bingham Canyon," "we," "us," and "our" refer to Bingham Canyon Corporation

      This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Bingham Canyon's control. These factors include but are not limited to economic conditions generally and in the industries in which Bingham Canyon may participate, competition within Bingham Canyon' s chosen industry, technological advances and failure by Bingham Canyon to successfully develop business relationships.

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

     Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

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

Investigation and Selection of Business Opportunities

     We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts with these various sources.

     Our management will analyze the business opportunities, however, none of our management are professional business analysts. (See, Part II, Item 9:
"Directors and Executive Officers . . .") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

     Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. In particular, John W. Peters, our Secretary/Treasurer is a director of other blank check companies with a structure and a business plan which is identical to ours and our management may in the future be involved with other blank check companies. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity, our management and principal stockholders may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of our other stockholders.

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

     A decision to participate in a specific business opportunity may be made upon our management's analysis of the quality of the business opportunity's management and personnel, the anticipated acceptability of its new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

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

     No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

     We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such method may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organization. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

     We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares also may be done simultaneously with a sale or transfer of shares representing a controlling interest by current principal stockholders.

Competition

     We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public "blank check" companies, many of which may have more funds available for such transactions.

Employees

     We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity.

                 ITEM 2: DESCRIPTION OF PROPERTY

     We do not currently own or lease any property. We use office space in Mr. Peters' office at no cost. Until we pursue a viable business opportunity and recognize income we will not seek independent office space.

                    ITEM 3: LEGAL PROCEEDINGS

     We are not a party to any proceedings or threatened proceedings as of the date of this filing.


   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2001 fiscal year.

                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market, Holders and Dividends

     We do not have an established public trading market. We have approximately 84 stockholders of record with 15,000,000 of those shares being restricted shares, as that term is defined in Rule 144, and 2,000,000 are unrestricted. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

    We have not sold securities without registration within the past three years.

                    ITEM 6:  PLAN OF OPERATION

     We have no assets and have experienced losses from inception. For the year ended December 31, 2001, we had no cash on hand and total current liabilities of $27,000. The $27,000 note payable is for legal and accounting fees incurred during 1999 which were paid on our behalf by Mutual Ventures Corporation, which was a related party at the time.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and stockholders based on understandings we have with these individuals. These understandings are not written agreements and therefore these persons are not obligated to provide funds. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

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


                   ITEM 7: FINANCIAL STATEMENTS

                    Bingham Canyon Corporation

                       Financial Statements

                    December 31, 2001 and 2000

                             CONTENTS


Independent Auditor's Report ..............................................3

Balance Sheets.............................................................4

Statements of Operations ..................................................5

Statements of Stockholders' Equity.........................................6

Statements of Cash Flows ..................................................7

Notes to the Financial Statements .........................................8

                      CHISHOLM & ASSOCIATES
A Professional           Certified Public Accountants    Office (801)292-8756
Corporation                    P.O. Box 540216              Fax (801)292-8809
                   North Salt Lake, Utah 84054
_____________________________________________________________________________



                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Bingham Canyon Corporation:

We have audited the accompanying balance sheets of Bingham Canyon Corporation (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bingham Canyon Corporation for the year ended December 31, 2000 and from inception on February 27, 1986 through December 31, 2000 were audited by other auditors whose report dated February 7, 2001 expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bingham Canyon Corporation
(a development stage company) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 and from inception February 27, 1986 through December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 2, 2002

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                            December 31
                                                         2001        2000
                                                   ------------- -------------
CURRENT ASSETS

          Cash                                     $          -  $          -
                                                   ------------- -------------

  TOTAL ASSETS                                     $          -  $          -
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                   $     27,000  $     27,000
                                                   ------------- -------------

  Total Liabilities                                      27,000        27,000
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 100,000,000
 shares authorized; 17,000,000 shares
 issued and outstanding                                  17,000        17,000

Deficit Accumulated during the development stage        (44,000)      (44,000)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                  (27,000)      (27,000)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $          -  $          -
                                                   ============= =============













The accompanying notes are an integral part of these financial statements

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                     Statement of Operations

                                                              From
                                     For the Years Ended      Inception on
                                         December 31          February 27,
                                  --------------------------- 1986 to Dec. 31,
                                     2001           2000      2001
                                  ------------- ------------- --------------

REVENUES                          $          -  $          -  $           -
                                  ------------- ------------- --------------
EXPENSES

  General & Administrative                   -             -         44,000
                                  ------------- ------------- --------------

    TOTAL EXPENSES                           -             -         44,000
                                  ------------- ------------- --------------

NET INCOME (LOSS)                 $          -  $          -  $     (44,000)
                                  ============= ============= ==============

NET LOSS PER SHARE                $       0.00  $       0.00  $       (0.00)
                                  ============= ============= ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                       17,000,000    17,000,000     17,000,000
                                  ============= ============= ==============












The accompanying notes are an integral part of these financial statements

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Statements of Stockholders' Equity
  From Inception on February 27, 1986 through December 31, 2001


                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Issuance of shares for
 marketing rights            17,000,000  $   17,000  $        -  $          -

Net (loss) for the year
 ended December 31, 1986              -           -           -        (3,400)

Net (loss) for the year
  ended December 31, 1987             -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1988              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1989              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1990              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1991              -           -           -             -

Net (loss) for the year
 ended December 31, 1992              -           -           -             -

Net (loss) for the year
 ended December 31, 1993              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1993  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1994              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1994  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1995              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1995  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1996              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1996  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1997              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997  17,000,000      17,000           -       (17,000)

Shares issued in formation
of Bingham Canyon Corporation       100           -           -             -

Net (loss) for the year
 ended December 31, 1998              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998  17,000,100      17,000           -       (17,000)

Cancellation of shares             (100)          -           -             -

Net (loss) for the year
 ended December 31, 1999              -           -           -       (27,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999  17,000,000      17,000           -       (44,000)

Net (loss) for the year
 ended December 31, 2000              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000  17,000,000      17,000           -       (44,000)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001  17,000,000  $   17,000  $        -  $    (44,000)
                           ============= =========== =========== =============









The accompanying notes are an integral part of these financial statements



                    Bingham Canyon Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows

                                                                   From
                                          For the Years Ended      Inception on
                                              December 31          February 27, 1986
                                       --------------------------- Through
                                          2001           2000      December 31,2001
                                       ------------- ------------- ----------------
Cash Flows from Operating Activities

  Net Loss                             $          -  $          -  $       (44,000)
  Less  Non-cash Items:
  Depreciation & Amortization                     -             -           17,000
  Increase  in Accounts Payable                   -             -           27,000
                                       ------------- ------------- ----------------
  Net Cash Provided (Used) by
   Operating Activities                           -             -                -
                                       ------------- ------------- ----------------

Cash Flows from Investing Activities              -             -                -
                                       ------------- ------------- ----------------
  Net Cash Provided (Used) by
   Investing Activities                           -             -                -
                                       ------------- ------------- ----------------

Cash Flows from Financing Activities

  Net Cash Provided (Used) by
   Financing Activities                           -             -                -
                                       ------------- ------------- ----------------

Increase (Decrease) in Cash                       -             -                -

Cash and Cash Equivalents at
 Beginning of Period                              -             -                -
                                       ------------- ------------- ----------------

Cash and Cash Equivalents at
 End of Period                         $          -  $          -  $             -
                                       ============= ============= ================

Supplemental Cash Flow Information:

  Stock issued for marketing rights    $          -  $          -  $        17,000

  Cash Paid For:
    Interest                           $          -  $          -  $             -
    Income Taxes                       $          -  $          -  $             -






The accompanying notes are an integral part of these financial statements



                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies

     a.   Organization & Consolidation Policy

          Bingham Canyon Corporation (the Company), a Nevada corporation, was
incorporated August 19, 1998.   On August 26, 1999  the Company merged with
Bingham Canyon Corporation, a Delaware corporation. (Bingham Delaware). The Company is the surviving corporation.

          Bingham Delaware, formerly known as Hystar Aerospace Marketing Corporation of Delaware, was incorporated February 27, 1986 to lease, sell, and market airships and the Burkett Mill, a waste milling device, which rights were acquired from VIP Worldnet, Inc. initially the only shareholder. The technology to further develop the airship and the mill by the parent company proved to be prohibitive, and shortly after the acquisition of the marketing rights further activity ceased. Bingham Delaware has been inactive since that date.

          The merger was recorded under the pooling of interest method of accounting. Each share of the Company remained outstanding as one fully paid and non-assessable share of capital stock of the surviving corporation, and each share of Bingham Delaware was converted into one fully paid and non-assessable share of capital stock of the surviving corporation.

          The Company incurred no revenue, expenses and had neither assets nor liabilities on its balance sheet from the date of its inception to the date of the merger. Therefore, the accompanying financial statements present the financial condition and results of operations of Bingham Delaware from its inception through the merger date and of the surviving entity, the Company, as of the merger date.

     b.   Recognition of Revenue

          The Company recognizes income and expense on the accrual basis of accounting.

     c.   Earnings (Loss) Per Share

          The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies (continued)

     c.   Earning (Loss) Per Share (continued)

                                       Income (loss)   Shares      Per Share
                                        (Numerator) (Denominator)   Amount
                                        ------------ ------------ ------------
  For the year ended December 31, 2001:

  Basic EPS
   Income (loss) to common stockholders $         -    17,000,000 $      (.00)
                                        ============ ============ ============

  For the year ended December 31, 2000:

  Basic EPS
   Income (loss) to common stockholders $         -    17,000,000 $      (.00)
                                        ============ ============ ============

  From inception on February 27, 1986
   to December 31, 2001:

  Basic EPS
   Income (loss) to common stockholders $   (44,000)   17,000,000 $      (.00)
                                        ============ ============ ============

     d.   Cash and Cash Equivalents

          The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.   Provision for Income Taxes

          No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $44,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

          Deferred tax asset and the valuation account is as follows as December 31, 2001 and 2000:
                                                           December 31,
                                                        2001          2000
                                                   ------------- ------------
     Deferred tax asset:
          NOL carryforward                         $     15,000  $    15,000

          Valuation allowance                          ( 15,000)    ( 15,000)
                                                   ------------- ------------

                                                   $          -  $         -
                                                   ============= ============

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies (continued)

     f.   Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - Going Concern

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

NOTE 3 - Stockholders' Equity

         In 1986, the Company issued 17,000,000 shares of common stock for the marketing rights to an airship and a waste milling device. The value of this issuance was $17,000.

         During 1998, the Company issued 100 shares of stock in the formation of Bingham Canyon Corporation (NV), and subsequently canceled these shares.

NOTE 4 - Related Party Transactions

         During the year ended December 31, 1999, the Company incurred $27,000 of professional fees payable to professionals affiliated with Mutual Ventures Corp. An officer of the Company is also an employee of Mutual Ventures Corp.

NOTE 5 - Development Stage Company

         The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     As previously reported, on October 30, 2001 we requested and received the resignation of our independent auditors, Smith & Company, Certified Public Accountants. We engaged Chisholm & Associates, Certified Public Accountants, as our independent auditors.

                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

Directors and Officers

     Our executive officers and directors and their respective ages, positions and term of office are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require at least one director and up to nine directors who serve for a term of one year or until they are replaced by a qualified director. Our executive officers are chosen
by our Board of Directors and serve at its discretion.   There are no existing
family relationships between or among any of our executive officers or directors.
                                                             Director or
Name            Age   Position Held                          Officer Since
--------------- ----- -------------------------------------- ----------------

Brett D. Mayer   30   President and Director                 June 30, 2000
John W. Peters   50   Secretary/Treasurer and Director       July 19, 1999


     Brett D. Mayer. From January 1995 to the present Mr. Mayer has been an account executive for Universal Business Insurance primarily marketing and selling insurance policies. He received a bachelors degree in economics from the University of Utah.

     John W. Peters.   Since July 1999 Mr. Peters has been the manager of
Development Specialties, Inc. a property management company. Since 1995 to the present he has been President and Chairman of the Board of Earth Products and Technologies, Inc, a reporting company. From 1993 to 1995 he was employed as Earth Products' operations manager. He also is a Director of Skinovation Pharmaceutical, Inc. and Cancer Capital Corp., which are reporting companies. His prior business experience includes President and Executive Officer of Certified Environmental Laboratories, Inc. and Vice President of Sales and Marketing for Comco Communications Corp. in California. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2001 and representations to us that no Forms 5 were required, we believe no reports were required to be filed during fiscal year 2001.


                 ITEM 10: EXECUTIVE COMPENSATION

     Our named executive officers have not received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. Mr. Mayer who acts in the capacity of Chief Executive Officer did not receive any compensation during the most recent fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


        ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock and ownership of our management. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 17,000,000 shares of common stock outstanding as of February 26, 2002.

                    CERTAIN BENEFICIAL OWNERS

                                              Common Stock Beneficially Owned
                                              -------------------------------
Name and Address of              Number of Shares of
Beneficial Owners                Common Stock          Percentage of Class
-------------------------        -------------------   ----------------------

VIP Worldnet, Inc.                 15,043,450 (1)          88.5%
154 E.  Ford Avenue
Salt Lake City, Utah 84115

(1) VIP Worldnet, Inc. holds 15,000,000 shares and its President and Director, Joanne Clinger, beneficially owns 43,450 shares.


                            MANAGEMENT

                                              Common Stock Beneficially Owned
                                              -------------------------------
Name and Address of              Number of Shares
Beneficial Owners                Common Stock             Percentage of Class
-----------------------------    -----------------------  -------------------
John W.  Peters                      200 (2)                  *
476 East South Temple, Suite 440
Salt Lake City, Utah 84111

(2)  Includes 200 shares held by spouse.
 *   Less than 1%


     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

Parent Company

     VIP Worldnet, Inc. is our parent company and beneficially owns 15,043,450 shares of our common stock. Such shares represent 88.5% of our issued and outstanding shares.


            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number    Description
--------------    -----------

3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB File No. 000-31549, filed September 18, 2000.)

3.2 Bylaws of Bingham Canyon (Incorporated by reference to exhibit 3.3 of Form 10-SB File No. 000-31549, filed September 18, 2000.)


Reports on 8-K

      None.

                            SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        3/14/02
Date_________________________        Bingham Canyon Corporation


                                     By: /s/ Brett D. Mayer
                                        --------------------------------------
                                        Brett D. Mayer, President and Director

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


          3/14/02
Date _________________________       By: /s/ John W. Peters
                                        --------------------------------------
                                        John W. Peters, Secretary/Treasurer
                                        and Director