Form 10QSB
period 2002-03-31
BINGHAM CANYON CORP
filed 2002-05-09
CIK 1119897

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For quarter ended:   March 31, 2002

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

     As of April 26, 2002, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                    Bingham Canyon Corporation
                       Financial Statements
                          March 31, 2002

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                  March 31      December 31
                                                     2002          2001
                                                 ------------- -------------
                                                 (Unaudited)

CURRENT ASSETS                                   $          -  $          -
                                                 ------------- -------------

  TOTAL ASSETS                                   $          -  $          -
                                                 ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                 $     27,000  $     27,000
                                                 ------------- -------------

   Total Liabilities                                   27,000        27,000
                                                 ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 100,000,000
  shares authorized; 17,000,000 shares issued
  and outstanding                                      17,000        17,000

Deficit Accumulated During the Development Stage      (44,000)      (44,000)
                                                 ------------- -------------

  Total Stockholders' Equity (deficit)                (27,000)      (27,000)
                                                 ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $          -  $          -
                                                 ============= =============

                    Bingham Canyon Corporation
                  (A Development  Stage Company)
                      Statement of Operations
                           (Unaudited)


                                                                 From
                                                                 inception on
                                     For the three For the three February 27,
                                     months ended  months ended  1986, to
                                     March 31,     March 31,     March 31,
                                     2002          2001          2002
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES
  General & Administrative                      -             -        44,000
                                     ------------- ------------- -------------

    TOTAL EXPENSES                              -             -        44,000
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -  $    (44,000)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $          -
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING    17,000,000    17,000,000    17,000,000
                                     ============= ============= =============

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)


                                                                 From
                                                                 inception on
                                     For the three For the three February 27,
                                     months ended  months ended  1986, through
                                     March 31,     March 31,     March 31,
                                     2002          2001          2002
                                     ------------- ------------- -------------

Cash Flows from Operating Activities

  Net Loss                           $          -  $          -  $    (44,000)
  Less  Non-cash Items:
  Depreciation & Amortization                   -             -        17,000
  Increase in Accounts Payable                  -             -        27,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Financing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Financing Activities                         -             -             -
                                     ------------- ------------- -------------
Increase (Decrease) in Cash                     -             -             -

Cash and Cash Equivalents at
 Beginning of Period                            -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
 End of Period                       $          -  $          -  $          -
                                     ============= ============= =============

Supplemental Cash Flow Information:

  Stock issued for marketing rights  $          -  $          -  $     17,000

Cash Paid For:
  Interest                           $          -  $          -  $          -
  Income Taxes                       $          -  $          -  $          -

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2002


GENERAL
-------

Bingham Canyon Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

UNAUDITED INFORMATION
---------------------

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

ITEM 2:   PLAN OF OPERATIONS

     We are a development stage company with no assets and recurring losses from inception and we are dependent upon financing to continue operations. For the year ended December 31, 2001 and the three months ended March 31, 2002, we had no cash on hand and total current liabilities of $27,000. The $27,000 note payable is related to legal and accounting fees incurred during 1999 which were paid on our behalf by a related party.

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

      Our management intends to actively pursue business opportunities during the next twelve months. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Bingham Canyon. At the date of this filing, management has not made a formal study of the economic potential of any business nor identified any assets or business opportunities for acquisition.

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

                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.

Exhibit No.     Description
-----------     -----------

3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB File No. 000-31549, filed September 18, 2000.)

3.2 Bylaws of Bingham Canyon (Incorporated by reference to exhibit 3.3 of Form 10-SB File No. 000-31549, filed September 18, 2000.)


(b)  Reports on Form 8-K.

     None.



                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.




Date 4/26/02                           Bingham Canyon Corporation


                                            /S/ Brett D. Mayer
                                      By:_________________________________
                                         Brett D. Mayer, President and
                                         Director