Form 10QSB
period 2002-06-30
BINGHAM CANYON CORP
filed 2002-08-08
CIK 1119897

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For quarterly period ended June 30, 2002

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

As of August 5, 2002, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                    Bingham Canyon Corporation
                       Financial Statements
                          June 30, 2002

                    Bingham Canyon Corporation

                  (A Development Stage Company)

                          Balance Sheets



                              ASSETS

                                                    June 30    December 31
                                                      2002        2001
                                                  ------------ ------------
                                                   (Unaudited)

CURRENT ASSETS                                    $         -  $         -
                                                  ------------ ------------

  TOTAL ASSETS                                    $         -  $         -
                                                  ============ ============


               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

Accounts Payable - Related party                  $    27,000  $    27,000
                                                  ------------ ------------

  Total Liabilities                                    27,000       27,000
                                                  ------------ ------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 100,000,000
  shares authorized; 17,000,000 shares issued
  and outstanding                                      17,000       17,000

Deficit Accumulated During the Development Stage      (44,000)     (44,000)
                                                  ------------ ------------

  Total Stockholders' Equity (deficit)                (27,000)     (27,000)
                                                  ------------ ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $         -  $         -
                                                  ============ ============

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)



                                                                                            From
                                                                                            inception on
                                For the        For the        For the        For the        February 27,
                                three months   three months   six months     six months     1986
                                ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                                2002           2001           2002           2001           2002
                                -------------- -------------- -------------- -------------- -------------
REVENUES                        $           -  $           -  $           -  $           -  $          -
                                -------------- -------------- -------------- -------------- -------------

EXPENSES
  General & Administrative                  -              -              -              -        44,000
                                -------------- -------------- -------------- -------------- -------------

    TOTAL EXPENSES                          -              -              -              -        44,000
                                -------------- -------------- -------------- -------------- -------------

NET INCOME (LOSS)               $           -  $           -  $           -  $           -  $    (44,000)
                                ============== ============== ============== ============== =============

NET LOSS PER SHARE              $           -  $           -  $           -  $           -  $          -
                                ============== ============== ============== ============== =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      17,000,000     17,000,000     17,000,000     17,000,000    17,000,000
                                ============== ============== ============== ============== =============















                           Bingham Canyon Corporation
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                       From
                                                                                       Inception on
                                                                                       February 27,
                                                            For the six months ended   1986
                                                                     June 30,          Through
                                                                2002          2001     June 30, 2002
                                                           ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                                                 $          -  $          -  $    (44,000)
  Less  Non-cash Items:
  Depreciation & Amortization                                         -             -        17,000
  Increase  in Accounts Payable                                       -             -        27,000
                                                           ------------- ------------- -------------

  Net Cash Provided (Used) by Operating Activities                    -             -             -
                                                           ------------- ------------- -------------

Cash Flows from Investing Activities                                  -             -             -
                                                           ------------- ------------- -------------

  Net Cash Provided (Used) by Investing Activities                    -             -             -
                                                           ------------- ------------- -------------

Cash Flows from Financing Activities                                  -             -             -
                                                           ------------- ------------- -------------

  Net Cash Provided (Used) by Financing Activities                    -             -             -
                                                           ------------- ------------- -------------

Increase (Decrease) in Cash                                           -             -             -
                                                           ------------- ------------- -------------

Cash and Cash Equivalents at Beginning of Period                      -             -             -
                                                           ------------- ------------- -------------

Cash and Cash Equivalents at End of Period                 $          -  $          -  $          -
                                                           ============= ============= =============


Supplemental Cash Flow Information:
  Stock issued for marketing rights                        $          -  $          -  $     17,000

Cash Paid For:
  Interest                                                 $          -  $          -  $          -
  Income Taxes                                             $          -  $          -  $          -




                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2002


GENERAL

Bingham Canyon Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

      In this report references to "Bingham Canyon," "we," "us," and "our" refer to Bingham Canyon Corporation.

                    FORWARD LOOKING STATEMENTS

      This Form 10-QSB contains certain forward-looking statements and any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Bingham Canyon's control. These factors include but are not limited to economic conditions generally and in the industries which Bingham Canyon may participate; competition within Bingham Canyon's chosen market and failure by Bingham Canyon to successfully develop business relationships.

ITEM 2:   PLAN OF OPERATIONS

      We are a development stage company with no assets, recurring losses from inception, and we are dependent upon financing to continue operations. For the six months ended June 30, 2002, we had no cash on hand and total current liabilities of $27,000. The $27,000 note payable is related to legal and accounting fees incurred during 1999 which were paid on our behalf by a related party.

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

                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits.

Exhibit No.    Description
-----------    ------------

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





        8/08/02
Date_________________________       Bingham Canyon Corporation

                                     /s/ Brett D. Mayer
                                 By:_______________________________________
                                    Brett D. Mayer
                                    President, Principal Financial and
                                    Accounting Officer, and Director