Form 10KSB
period 2002-12-31
BINGHAM CANYON CORP
filed 2003-03-21
CIK 1119897

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 Commission file number 000-31549

                    BINGHAM CANYON CORPORATION
                   ----------------------------
      (Exact name of registrant as specified in its charter)

             Nevada                                     51-0292843
------------------------                  -----------------------------------
(State of incorporation)                  (I.R.S. Employer Identification No.)


#584, 3353 South Main Street, Salt Lake City, Utah       84115
---------------------------------------------------    ----------
(Address of principal executive offices)              (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB.   [X]

State issuer's revenue for its most recent fiscal year: None.

As of March 4, 2003, the registrant had 18,150,000 shares of common stock outstanding. The registrant does not have an active trading market; therefore, a market value of shares of voting stock held by non-affiliates can not be determined.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              PART I

Item 1.  Description of business............................................3
Item 2.  Description of property............................................6
Item 3.  Legal proceedings..................................................6
Item 4.  Submission of matters to a vote of security holders................6

                             PART II

Item 5.  Market for common equity and related stockholder matters...........6
Item 6.  Plan of operation..................................................7
Item 7.  Financial statements...............................................7
Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure..............................................19

                             PART III

Item 9.  Directors and executive officers; Compliance with Section 16(a)...19
Item 10. Executive compensation............................................19
Item 11. Security ownership of certain beneficial owners and management....20
Item 12. Certain relationships and related transaction.....................20
Item 13. Exhibits and reports on Form 8-K..................................21
Item 14. Controls and procedures ..........................................21
Signatures and certifications .............................................22






                    FORWARD LOOKING STATEMENTS

     In this annual report references to "Bingham Canyon," "we," "us," and "our" refer to Bingham Canyon Corporation

     This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Bingham Canyon's control. These factors include but are not limited to economic conditions generally and in the industries in which Bingham Canyon may participate, competition within Bingham Canyon' s chosen industry, technological advances and failure by Bingham Canyon to successfully develop business relationships.

                              PART I

ITEM 1: DESCRIPTION OF BUSINESS

Business Development

     On August 19, 1998, Bingham Canyon Corporation was incorporated in the state of Nevada. Bingham Canyon merged with Bingham Canyon Corporation, a Delaware corporation, on August 26, 1999. Bingham Delaware merged with Bingham Nevada solely to change its domicile from Delaware to Nevada. Bingham Delaware was incorporated on February 27, 1986, as Hystar Aerospace Marketing Corporation of Delaware. Bingham Delaware was the subsidiary of VIP Worldnet, Inc., a Nevada corporation.

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

     Our management will analyze the business opportunities, however, none of our management are professional business analysts. (See, Part III, Item 9:
"Directors and Executive Officers; . . .") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

     Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. In particular, John W. Peters, our Secretary/Treasurer is a director of other blank check companies with a structure and a business plan which is identical to ours. Also, our management may in the future be involved with other blank check companies. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity, our management and principal stockholders may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of our other stockholders.

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

     In our analysis of a business opportunity we anticipate that our management will consider, among other things, the following factors:

     (1) Potential for growth and profitability, indicated by a new technology, anticipated market expansion, or new products;

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

     (7) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

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

Form of Acquisition

     We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

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

Employees

     We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon a specific business opportunity, if any.


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


                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market, Holders and Dividends

     We do not have an established public trading market. We have 87 stockholders of record with 15,043,650 of those shares being restricted shares, as that term is defined in Rule 144. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities Under Equity Compensation Plans

     We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

     We have issued the following common shares without registration during the past three fiscal years.

     On July 15, 2002, our board authorized the issuance of an aggregate of 1,150,000 common shares for services. We issued 300,000 shares to Compass Equity Partners, LLC in consideration for legal and accounting fees valued at approximately $6,000 that it had paid on our behalf in the 2000 and 2001 years. We issued 350,000 shares to Liberty Partners, LLC in consideration for legal and accounting fees valued at approximately $7,000 which it paid on our behalf for the 2001 and 2002 years. We issued 500,000 shares to First Equity Holdings Corp. for consulting and investment banking services valued at $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

                    ITEM 6:  PLAN OF OPERATION

     We have no assets and have experienced losses from inception. Since inception, we have primarily financed our operations through the sale of our common stock, as we have paid for services rendered by third parties with common stock. For the year ended December 31, 2002, we had no cash on hand and total current liabilities of $27,000. The $27,000 note payable is for legal and accounting fees incurred during 1999 which were paid on our behalf by Mutual Ventures Corporation, which was a related party at the time.

     Our management intends to actively seek business opportunities during the next twelve months and if we obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by sales of our common stock. We intend to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

     We have no commitments for capital expenditures for the next twelve
months.      The majority of our expenses are related to our reporting
obligations under the Exchange Act. We have incurred expenses because of professional services required to prepare our reports and the costs of filing the reports with the SEC. During the year ended December 31, 2002, we paid for these services with our common stock by issuing 650,000 shares valued at $13,000 for legal and accounting services provided by various providers. In the event we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we must provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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


ITEM 7:  FINANCIAL STATEMENTS

                    Bingham Canyon Corporation

                       Financial Statements

                    December 31, 2002 and 2001

                             CONTENTS


Independent Auditor's Report................................................3

Balance Sheets .............................................................4

Statements of Operations ...................................................5

Statements of Stockholders' Equity .........................................6

Statements of Cash Flows ...................................................7

Notes to the Financial Statements...........................................8

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




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Bingham Canyon Corporation:

We have audited the accompanying balance sheets of Bingham Canyon Corporation (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception, February 27, 1986, through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bingham Canyon Corporation
(a development stage company) as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 and from inception February 27, 1986 through December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 2, 2003

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS


                                                           December 31
                                                        2002         2001
                                                   ------------- -------------
CURRENT ASSETS

Cash                                               $          -  $          -
                                                   ------------- -------------

  TOTAL ASSETS                                     $          -  $          -
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                   $     27,000  $     27,000
                                                   ------------- -------------

  Total Liabilities                                      27,000        27,000
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
                                                   ============= =============





The accompanying notes are an integral part of these financial statements

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                     Statement of Operations

                                                             From
                                    For the Years Ended      Inception on
                                         December 31         February 27, 1986
                                      2002           2001    to Dec. 31, 2002
                                 ------------- ------------- ----------------

REVENUES                         $          -  $          -  $             -
                                 ------------- ------------- ----------------
EXPENSES

  General & Administrative             23,000             -           67,000
                                 ------------- ------------- ----------------

    TOTAL EXPENSES                     23,000             -           67,000
                                 ------------- ------------- ----------------

NET INCOME (LOSS)                $    (23,000) $          -  $       (67,000)
                                 ============= ============= ================

NET LOSS PER SHARE               $      (0.00) $          -  $         (0.00)
                                 ============= ============= ================
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      17,532,466    17,000,000       17,031,596
                                 ============= ============= ================




















The accompanying notes are an integral part of these financial statements

                    Bingham Canyon Corporation
                   (A Development Stage Company)
                Statements of Stockholders' Equity
  From Inception on February 27, 1986 through December 31, 2002



                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Issuance of shares for
 marketing rights            17,000,000  $   17,000  $        -  $          -

Net (loss) for the year
 ended December 31, 1986              -           -           -        (3,400)

Net (loss) for the year
  ended December 31, 1987             -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1988              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1989              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1990              -           -           -        (3,400)

Net (loss) for the year
 ended December 31, 1991              -           -           -             -

Net (loss) for the year
 ended December 31, 1992              -           -           -             -

Net (loss) for the year
 ended December 31, 1993              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1993  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1994              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1994  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1995              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1995  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1996              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1996  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1997              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997  17,000,000      17,000           -       (17,000)

Shares issued in formation
of Bingham Canyon Corporation       100           -           -             -

Net (loss) for the year
 ended December 31, 1998              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998  17,000,100      17,000           -       (17,000)

Cancellation of shares             (100)          -           -             -

Net (loss) for the year
 ended December 31, 1999              -           -           -       (27,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999  17,000,000      17,000           -       (44,000)

Net (loss) for the year
 ended December 31, 2000              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000  17,000,000      17,000           -       (44,000)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001  17,000,000      17,000           -       (44,000)

Shares issued for services
 at $.02 per share            1,150,000       1,150      21,850             -

Net (loss) for the year
 ended December 31, 2002              -           -           -       (23,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2002  18,150,000  $   18,150  $   21,850  $    (67,000)
                           ============= =========== =========== =============











The accompanying notes are an integral part of these financial statements

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows
                                                                 From
                                                                 Inception on
                                                                 February 27,
                                          For the years ended    1986 Through
                                              December 31,       December 31,
                                          2002         2001      2002
                                      ------------- ------------ -------------
Cash Flows from Operating Activities

  Net Loss                            $    (23,000) $         -  $    (67,000)
  Less  Non-cash Items:
  Depreciation & Amortization                    -            -        17,000
  Increase  in Accounts Payable                  -            -        27,000
  Common stock issued for
    services rendered                       23,000            -        23,000
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Operating Activities                           -            -             -
                                      ------------- ------------ -------------

Cash Flows from Investing Activities             -            -             -
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Investing Activities                           -            -             -
                                      ------------- ------------ -------------

Cash Flows from Financing Activities             -            -             -
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Financing Activities                           -            -             -
                                      ------------- ------------ -------------

Increase (Decrease) in Cash                      -            -             -

Cash and Cash Equivalents at
  Beginning of Period                            -            -             -
                                      ------------- ------------ -------------
Cash and Cash Equivalents at
End of Period                         $          -  $         -  $          -
                                      ============= ============ =============

Supplemental Cash Flow Information:
  Stock issued for marketing rights   $          -  $         -  $     17,000
  Stock issued for services           $     23,000  $         -  $     23,000

  Cash Paid For:
    Interest                          $          -  $         -  $          -
    Income Taxes                      $          -  $         -  $          -



The accompanying notes are an integral part of these financial statements

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

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

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies (continued)

     c.  Earning (Loss) Per Share (continued)

                                       Income (loss)   Shares      Per Share
                                        (Numerator) (Denominator)   Amount
                                        ------------ ------------ ------------
For the year ended December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders  $   (23,000)  17,532,466  $      (.00)
                                        ============ ============ ============
For the year ended December 31, 2001:

 Basic EPS
  Income (loss) to common stockholders  $         -   17,000,000         (.00)
                                        ============ ============ ============
From inception on February 27, 1986 to
December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders  $   (67,000)  17,031,596  $      (.00)
                                        ============ ============ ============

     d.   Cash and Cash Equivalents

          The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.   Provision for Income Taxes

          No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $67,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

          Deferred tax asset and the valuation account is as follows as December 31, 2002 and 2001:

                                                      December 31,
                                                   2002          2001
                                             -------------- -------------
          Deferred tax asset:
               NOL carryforward              $     22,000   $    15,000

               Valuation allowance               ( 22,000)     ( 15,000)
                                             -------------- -------------
                                             $          -   $         -
                                             ============== =============

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

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

         During 2002, the Company issued 1,150,000 shares of authorized, but previously unissued common stock, for services rendered valued at $23,000 (or $.02 per share).

NOTE 4 - Related Party Transactions

         During the year ended December 31, 1999, the Company incurred $27,000 of professional fees payable to professionals affiliated with First Equity Holdings Corp. (formerly Mutual Ventures Corp.) An officer of the Company is also an employee of First Equity Holdings Corp.

         During 2002, the Company issued 500,000 shares to First Equity Holdings Corp and 350,000 shares to Liberty Partners, LLC. Officers of the Company are affiliated with First Equity Holdings and Liberty Partners. These stock issuances were valued at $17,000.

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 5 - Development Stage Company

         The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported in our quarterly report for the period ended September 30, 2001, we requested and received the resignation of our independent auditors, Smith & Company, Certified Public Accountants October 30, 2001. We engaged Chisholm & Associates, Certified Public Accountants, as our independent auditors on that same date.


                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

Directors and Officers

     Our executive officers and directors and their respective ages, positions and term of office are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require at least one director and up to nine directors to serve for a term of one year or until they are replaced by a qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name               Age    Position Held                      Director Since
----              ----    -------------                      --------------

Brett D. Mayer     31     President and Director             June 30, 2000
John W. Peters     51     Secretary/Treasurer and Director   July 19, 1999

     Brett D. Mayer. From January 1995 to the present Mr. Mayer has been an account executive for Universal Business Insurance which primarily markets and sells insurance policies. He received a bachelors degree in economics from the University of Utah.

     John W. Peters.   Since July 1999 Mr. Peters has been the manager of
Development Specialties, Inc. a property management company. Since 1995 to the present he has been President and Chairman of the Board of Earth Products and Technologies, Inc, a blank check reporting company. From 1993 to 1995 he was employed as Earth Products' operations manager. He also is a Director of Skinovation Pharmaceutical, Inc. and Cancer Capital Corp., which are reporting companies. His prior business experience includes President and Executive Officer of Certified Environmental Laboratories, Inc. and Vice President of Sales and Marketing for Comco Communications Corp. in California. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2002 and representations to us that no Forms 5 were required, we believe no reports were required to be filed for the year ended December 31, 2002.


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

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock and ownership of our management. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,150,000 shares of common stock outstanding as of March 4, 2003.

                    CERTAIN BENEFICIAL OWNERS

                                   Common Stock Beneficially Owned
                                   -------------------------------
Name and Address of              Number of Shares of
Beneficial Owners                Common Stock             Percentage of Class
--------------------------       --------------           -------------------
VIP Worldnet, Inc.               15,043,450 (1)              82.8%
154 E. Ford Avenue
Salt Lake City, Utah 84115

     (1) VIP Worldnet, Inc. holds 15,000,000 shares and its President and Director, Joanne Clinger, beneficially owns 43,450 shares.

                            MANAGEMENT

                                   Common Stock Beneficially Owned
                                   -------------------------------
Name and Address of              Number of Shares
Beneficial Owners                Common Stock             Percentage of Class
------------------               ----------------          ------------------
John W.  Peters                     200 (2)                 Less than 1%
476 East South Temple, Suite 440
Salt Lake City, Utah 84111

     (2)  Includes 200 shares held by spouse.



     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

Parent Company

     VIP Worldnet, Inc. is our parent company and beneficially owns 15,043,450 shares of our common stock. Such shares represent 82.8% of our issued and outstanding shares.

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
3.1          Articles of Incorporation (Incorporated by reference to exhibit
             3.1 of Form 10-SB, filed September 18, 2000.)
3.2          Bylaws of  Bingham Canyon (Incorporated by reference to exhibit
             3.3 of Form 10-SB, filed September 18, 2000.)

Reports on 8-K

     None.

ITEM 14: CONTROLS AND PROCEDURES

     During the year ended December 31, 2002, we formalized the procedures we rely on to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On March 14, 2003, our principal executive and financial officer, Brett D. Mayer, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, Mr. Mayer did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                            SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Date March 17, 2003      Bingham Canyon Corporation


                                   /s/ Brett D. Mayer
                              By: _______________________________________
                                  Brett D. Mayer
                                  President, Principal Executive and Financial
                                  Officer Director

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



                                   /s/ John W. Peters
     Date: March 17, 2003     By: _______________________________________
                                  John W. Peters, Secretary/Treasurer and
                                  Director



            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION


I, Brett D. Mayer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Bingham Canyon Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                              /s/ Brett D. Mayer
Date: March 17, 2003          ____________________________________
                              Brett D. Mayer
                              Principal Executive Officer



            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Brett D. Mayer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Bingham Canyon Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              /s/ Brett D. Mayer
Date: March 17, 2003          ____________________________________
                              Brett D. Mayer
                              Principal Financial Officer