Form 10QSB
period 2003-03-31
BINGHAM CANYON CORP
filed 2003-05-12
CIK 1119897

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For quarterly period ended March 31, 2003

                                OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  Commission File No. 000-31549

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

     As of April 17, 2003, the Registrant had a total of 18,180,000 shares of common stock issued and outstanding.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Plan of Operations ................................................8

Item 3:  Controls and Procedures............................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ..................................9

Signatures and Certifications..............................................10







                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month period ended March 31, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                    Bingham Canyon Corporation
                       Financial Statements
                          March 31, 2003

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                     March 31     December 31
                                                        2003          2002
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS                                     $          -  $          -
                                                   ------------- -------------

   TOTAL ASSETS                                    $          -  $          -
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                   $     27,000  $     27,000
                                                   ------------- -------------

  Total Liabilities                                      27,000        27,000
                                                   ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 100,000,000
  shares authorized; 18,150,000 shares issued
  and outstanding                                        18,150        18,150

Additional Paid-in Capital                               21,850        21,850

Deficit Accumulated During the Development Stage        (67,000)      (67,000)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                  (27,000)      (27,000)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $          -  $          -
                                                   ============= =============

                    Bingham Canyon Corporation
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)


                                                                 From
                                                                 inception on
                                     For the three For the three February 27,
                                     months ended  months ended  1986 to
                                     March 31,     March 31,     March 31,
                                     2003          2002          2003
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES
  General & Administrative                      -             -        67,000
                                     ------------- ------------- -------------

   TOTAL EXPENSES                               -             -        67,000
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -  $    (67,000)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $          -
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING    18,150,000    17,000,000    17,033,352
                                     ============= ============= =============

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)
                                                                 From
                                                                 inception on
                                                                 February 27,
                                     For the three months ended  1986 through
                                              March 31,          March 31,
                                          2003          2002     2003
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                           $          -  $          -  $    (67,000)
  Less  Non-cash Items:
  Depreciation & Amortization                   -             -        17,000
  Increase  in Accounts Payable                 -             -        27,000
  Common stock issued for
    services rendered                           -             -        23,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Financing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Financing Activities                         -             -             -
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                     -             -             -

Cash and Cash Equivalents at
 Beginning of Period                            -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
 End of Period                       $          -  $          -  $          -
                                     ============= ============= =============

Supplemental Cash Flow Information:

  Stock issued for marketing rights  $          -  $          -  $     17,000
  Stock issued for services          $          -  $          -  $     23,000


Cash Paid For:

  Interest                           $          -  $          -  $         -
  Income Taxes                       $          -  $          -  $         -

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2003


GENERAL

Bingham Canyon Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

     In this report references to "Bingham Canyon," "we," "us," and "our" refer to Bingham Canyon Corporation.

                    FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Bingham Canyon's control. These factors include but are not limited to economic conditions generally and in the industries which Bingham Canyon may participate; competition within Bingham Canyon's chosen market and failure by Bingham Canyon to successfully develop business relationships.

ITEM 2:   PLAN OF OPERATIONS

     We have no assets and have experienced losses from inception. Since inception, we have primarily financed our operations through the sale of our common stock, as we have paid for services rendered by third parties with common stock. For the three month period ended March 31, 2003, we had no cash on hand and total current liabilities of $27,000. The $27,000 note payable is for legal and accounting fees incurred during 1999 which were paid on our behalf by a related party.

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

ITEM 3: CONTROLS AND PROCEDURES

     We rely on procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On May 5, 2003, our principal executive and financial officer, Brett D. Mayer, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, Mr. Mayer did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

Exhibit No.       Description
----------        ------------

3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB File No. 000-31549, filed September 18, 2000.)
3.2 Bylaws of Bingham Canyon (Incorporated by reference to exhibit 3.3 of Form 10-SB File No. 000-31549, filed September 18, 2000.)
99.1    Section 1350 certification

Reports on Form 8-K.

      None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.

Date: May 8, 2003                 Bingham Canyon Corporation


                                     /S/ Brett D. Mayer
                                 By:_______________________________________
                                    Brett D. Mayer
                                    President, Principal Executive and
                                    Financial Officer Director




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


                       /S/ Brett D. Mayer
Date: May 8, 2003      ___________________________________________
                       Brett D. Mayer, Principal Executive Officer





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

                             /s/ Brett D. Mayer
Date: May 8, 2003           ___________________________________________
                            Brett D. Mayer, Principal Financial Officer