Form 10QSB
period 2003-06-30
BINGHAM CANYON CORP
filed 2003-08-01
CIK 1119897

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For quarterly period ended June 30, 2003

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

As of July 28, 2003, the Registrant had a total of 18,150,000 shares of common stock issued and outstanding.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.............................................3

Item 2:  Plan of Operations...............................................8

Item 3:  Controls and Procedures..........................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ................................9

Signatures................................................................9







                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                    Bingham Canyon Corporation
                       Financial Statements
                          June 30, 2003

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                   June 30    December 31
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
                                                ============= =============





                           Bingham Canyon Corporation
                         (A Development  Stage Company)
                             Statement of Operations
                                   (Unaudited)






                                                                                         From
                                                                                         Inception on
                             For the        For the        For the        For the        February 27,
                             three months   three months   six months     six months     1986
                             ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                             2003           2002           2003           2002           2003
                             -------------- -------------- -------------- -------------- --------------
REVENUES                     $           -  $           -  $           -  $           -  $           -
                             -------------- -------------- -------------- -------------- --------------

EXPENSES
 General & Administrative                -              -              -              -         67,000
                             -------------- -------------- -------------- -------------- --------------

  TOTAL EXPENSES                         -              -              -              -         67,000
                             -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)            $           -  $           -  $           -  $           -  $     (67,000)
                             ============== ============== ============== ============== ==============

NET LOSS PER SHARE           $           -  $           -  $           -  $           -  $           -
                             ============== ============== ============== ============== ==============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                    18,150,000     17,000,000     18,150,000     17,000,000     17,049,400
                             ============== ============== ============== ============== ==============




                           Bingham Canyon Corporation
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
                                                                                       From
                                                                                       Inception on
                                                           For the six months ended    February 27,
                                                                     June 30,          1986 Through
                                                                 2003         2002     June 30, 2003
                                                           ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                                                 $          -  $          -  $     (67,000)
  Less  Non-cash Items:
  Depreciation & Amortization                                         -             -         17,000
  Increase  in Accounts Payable                                       -             -         27,000
  Common stock issued for services rendered                           -             -         23,000
                                                           ------------- ------------- --------------

    Net Cash Provided (Used) by Operating Activities                  -             -              -
                                                           ------------- ------------- --------------

Cash Flows from Investing Activities                                  -             -              -
                                                           ------------- ------------- --------------

    Net Cash Provided (Used) by Investing Activities                  -             -              -
                                                           ------------- ------------- --------------

Cash Flows from Financing Activities                                  -             -              -
                                                           ------------- ------------- --------------

    Net Cash Provided (Used) by Financing Activities                  -             -              -
                                                           ------------- ------------- --------------

Increase (Decrease) in Cash                                           -             -              -

Cash and Cash Equivalents at Beginning of Period                      -             -              -
                                                           ------------- ------------- --------------

Cash and Cash Equivalents at End of Period                 $          -  $          -  $           -
                                                           ============= ============= ==============

Supplemental Cash Flow Information:

  Stock issued for marketing rights                        $          -  $          -  $      17,000
  Stock issued for services                                $          -  $          -  $      23,000

Cash Paid For:

  Interest                                                 $          -  $          -  $           -
  Income Taxes                                             $          -  $          -  $           -












                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2003


GENERAL

Bingham Canyon Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

ITEM 2:   PLAN OF OPERATIONS

     We have no assets and have experienced losses from inception. Since inception, we have primarily financed our operations through the sale of our common stock, as we have paid for services rendered by third parties with common stock. For the six month period ended June 30, 2003, we had no cash on hand and total current liabilities of $27,000. The $27,000 note payable is for legal and accounting fees incurred during 1999 which were paid on our behalf by a related party.

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

ITEM 3: CONTROLS AND PROCEDURES

     Our President, who acts in the capacity of principal executive officer and principal financial officer, has designed and established disclosure controls and procedures to ensure that material information is made known to him in a timely manner by others within the company. Our President reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

     Also, our President evaluated the design or operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. He did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did he identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB File No. 000-31549, filed September 18, 2000.)
3.2 Bylaws of Bingham Canyon (Incorporated by reference to exhibit 3.3 of Form 10-SB File No. 000-31549, filed September 18, 2000.)
31.1  Section 302 Principal Executive Officer Certification
31.2  Section 302 Principal Financial Officer Certification
32.1  Section 1350 Certification

Reports on Form 8-K.

     None.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.




                                  Bingham Canyon Corporation



                                  /s/ Brett D. Mayer
Date: July 30, 2003           By:_______________________________________
                                    Brett D. Mayer
                                    President, Principal Executive and
                                    Financial Officer Director