Form 10KSB
period 2003-12-31
BINGHAM CANYON CORP
filed 2004-03-22
CIK 1119897

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 Commission file number 000-31549

                    BINGHAM CANYON CORPORATION
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

               Nevada                           51-0292843
       ------------------------      ----------------------------------
       (State of incorporation)     (I.R.S. Employer Identification No.)


#584, 3359 South Main Street, Salt Lake City, Utah 84115
--------------------------------------------------------
(Address of principal executive offices)(Zip code)

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

Disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year: None

As of February 24, 2004, the registrant had 19,180,000 shares of common stock outstanding. The registrant does not have an active trading market; therefore, a market value of shares of voting stock held by non-affiliates can not be determined.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................6
Item 3.  Legal Proceedings..................................................6
Item 4.  Submission of Matters to a Vote of Security Holders ...............6

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer
         Purchase of Securities.............................................6
Item 6.  Plan of Operations.................................................7
Item 7.  Financial Statements...............................................7
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................19
Item 8A. Controls and Procedures...........................................19

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................19
Item 10. Executive Compensation............................................20
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................20
Item 12. Certain Relationships and Related Transactions....................21
Item 13. Exhibits and Reports on Form 8-K..................................21
Item 14. Principal Accountant Fees and Services............................21
Signatures.................................................................22


                    FORWARD LOOKING STATEMENTS

     In this annual report references to "Bingham Canyon," "we," "us," and "our" refer to Bingham Canyon Corporation.

     This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Bingham Canyon's control. These factors include but are not limited to economic conditions generally and in the industries in which Bingham Canyon may participate, competition within Bingham Canyon's chosen industry, technological advances and failure by Bingham Canyon to successfully develop business relationships.

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

Our management will analyze the business opportunities, however, none of our management are professional business analysts. (See, Part III, Item 9:
"Directors, Executive Officers, . . .") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. In particular, John W. Peters, our director and secretary/treasurer, is a director of other blank check companies with a structure and a business plan which is identical to ours. Also, our management may in the future be involved with other blank check companies. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity, our management and principal stockholders may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of our other stockholders.

We presently do not foresee entering into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. If we determine in the future that a transaction with an affiliate would be in our best interest, then we are permitted by Nevada law to enter into such a transaction if:

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

No one factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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


   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2003 fiscal year.

                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASE OF SECURITIES


Market Information, Holders and Dividends

Our common stock is not listed on any public trading market. We have 91 stockholders of record. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We have issued the following common shares without registration during the past year.

On December 15, 2003, we issued 1,000,000 common shares to First Equity Holdings Corp. in consideration for professional services valued at $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None


                    ITEM 6:  PLAN OF OPERATION

We have no assets and have experienced losses from inception. Our plan for the next twelve months is to search for a business opportunity and, if feasible, acquire an interest in a business opportunity.

We cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses reflect legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties for advances to cover these costs. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue providing the advances during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

If we obtain a business opportunity, it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.



                  ITEM 7:  FINANCIAL STATEMENTS

                    Bingham Canyon Corporation

                       Financial Statements

                    December 31, 2003 and 2002

                             CONTENTS


Independent Auditor's Report ...............................................3

Balance Sheets..............................................................4

Statements of Operations ...................................................5

Statements of Stockholders' Equity .........................................6

Statements of Cash Flows ...................................................7

Notes to the Financial Statements ..........................................8

                          CHISHOLM, BIERWOLF & NILSON
                          Certified Public Accountants
A Limited Liability        533 W. 2600 S., Suite 250     Office (801) 292-8756
     Company                 Bountiful, Utah 84010          Fax (801) 292-8809

______________________________________________________________________________




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Bingham Canyon Corporation:

We have audited the accompanying balance sheets of Bingham Canyon Corporation (a development stage company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception, February 27, 1986, through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bingham Canyon Corporation
(a development stage company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 and from inception, February 27, 1986, through December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson
Bountiful, Utah

February 2, 2004

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS
                             -------


                                                         December 31
                                                 ---------------------------
                                                     2003         2002
                                                 ------------- -------------

CURRENT ASSETS

Cash                                             $          -  $          -
                                                 ------------- -------------

  TOTAL ASSETS                                   $          -  $          -
                                                 ============= =============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                       27,000        27,000
                                                 ------------- -------------

  Total Liabilities                                    27,000        27,000
                                                 ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 100,000,000
 shares authorized; 19,150,000 and 18,150,000
 shares issued and outstanding, respectively           19,150        18,150

Additional Paid-in Capital                             30,850        21,850

Deficit Accumulated during the development stage      (77,000)      (67,000)
                                                 ------------- -------------

  Total Stockholders' Equity (deficit)                (27,000)      (27,000)
                                                 ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $          -  $          -
                                                 ============= =============


The accompanying notes are an integral part of these financial statements

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                     Statement of Operations


                                   For the Years Ended      From Inception on
                                      December 31           February 27, 1986
                                    2003         2002       to Dec. 31, 2003
                                ------------- ------------- ----------------

REVENUES                        $          -  $          -  $             -
                                ------------- ------------- ----------------
EXPENSES

  General & Administrative            10,000        23,000           77,000
                                ------------- ------------- ----------------

    TOTAL EXPENSES                    10,000        23,000           77,000
                                ------------- ------------- ----------------

NET INCOME (LOSS)               $    (10,000) $    (23,000) $       (77,000)
                                ============= ============= ================

NET LOSS PER SHARE              $          -  $          -  $             -
                                ============= ============= ================
WEIGHTED AVERAGE SHARES
  OUTSTANDING                     18,193,835    17,532,466       17,082,934
                                ============= ============= ================


The accompanying notes are an integral part of these financial statements

                            Bingham Canyon Corporation
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
          From Inception on February 27, 1986 through December 31, 2003

                                                                                           Deficit
                                                                                           Accumulated
                                                                               Additional  During the
                                                         Common  Stock          Paid in    Development
                                                      Shares        Amount      Capital    Stage
                                                 ------------- ------------- ------------- -------------
Issuance of shares for marketing rights            17,000,000        1,7000             -             -

Net (loss) for the year ended December 31, 1986             -             -             -        (3,400)

Net (loss) for the year ended December 31, 1987             -             -             -        (3,400)

Net (loss) for the year ended December 31, 1988             -             -             -        (3,400)

Net (loss) for the year ended December 31, 1989             -             -             -        (3,400)

Net (loss) for the year ended December 31, 1990             -             -             -        (3,400)

Net (loss) for the year ended December 31, 1991             -             -             -             -

Net (loss) for the year ended December 31, 1992             -             -             -             -

Net (loss) for the year ended December 31, 1993             -             -             -             -
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 1993                        17,000,000        17,000             -       (17,000)

Net (loss) for the year ended December 31, 1994             -             -             -             -
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 1994                        17,000,000        17,000             -       (17,000)

Net (loss) for the year ended December 31, 1995             -             -             -             -
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 1995                        17,000,000        17,000             -       (17,000)

Net (loss) for the year ended December 31, 1996             -             -             -             -
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 1996                        17,000,000        17,000             -       (17,000)

Net (loss) for the year ended December 31, 1997             -             -             -             -
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 1997                        17,000,000        17,000             -       (17,000)

Shares issued in formation of Bingham
 Canyon Corporation                                       100             -             -             -

Net (loss) for the year ended December 31, 1998             -             -             -             -
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 1998                        17,000,100        17,000             -       (17,000)

Cancellation of shares                                   (100)            -             -             -

Net (loss) for the year ended December 31, 1999             -             -             -       (27,000)
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 1999                        17,000,000        17,000             -       (44,000)

Net (loss) for the year ended December 31, 2000             -             -             -             -
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 2000                        17,000,000        17,000             -       (44,000)

Net (loss) for the year ended December 31, 2001             -             -             -             -
                                                 ------------- ------------- ------------- -------------
Balance - December 31, 2001                        17,000,000        17,000             -       (44,000)

Shares issued for services at $.02 per share        1,150,000         1,150        21,850             -

Net (loss) for the year ended December 31, 2002             -             -             -       (23,000)
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 2002                        18,150,000        18,150        21,850       (67,000)

Shares issued for services at $.01 per share        1,000,000         1,000         9,000             -

Net (loss) for the year ended December 31, 2003             -             -             -       (10,000)
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 2003                        19,150,000  $     19,150  $     30,850  $    (77,000)
                                                 ============= ============= ============= =============


    The accompanying notes are an integral part of these financial statements

                                       -6-


                          Bingham Canyon Corporation
                        (A Development Stage Company)
                           Statement of Cash Flows



                                                                                 From Inception on
                                                        For the years ended      February 27, 1986
                                                            December 31,         Through
                                                          2003         2002      December 31, 2003
                                                     ------------- ------------- -----------------
Cash Flows from Operating Activities
  Net Loss                                           $    (10,000) $    (23,000) $     (77,000)
  Less  Non-cash Items:
  Depreciation & Amortization                                   -             -         17,000
  Increase in Accounts Payable                                  -             -         27,000
  Common stock issued for services rendered                10,000        23,000         33,000
                                                     ------------- ------------- --------------

  Net Cash Provided (Used) by Operating Activities              -             -              -
                                                     ------------- ------------- --------------

Cash Flows from Investing Activities                            -             -              -
                                                     ------------- ------------- --------------

  Net Cash Provided (Used) by Investing Activities              -             -              -
                                                     ------------- ------------- --------------

Cash Flows from Financing Activities                            -             -              -
                                                     ------------- ------------- --------------

  Net Cash Provided (Used) by Financing Activities              -             -              -
                                                     ------------- ------------- --------------

Increase (Decrease) in Cash                                     -             -              -

Cash and Cash Equivalents at Beginning of Period                -             -              -
                                                     ------------- ------------- --------------

Cash and Cash Equivalents at End of Period           $          -  $          -  $           -
                                                     ============= ============= ==============

Supplemental Cash Flow Information:
  Stock issued for marketing rights                  $          -  $          -  $      17,000
  Stock issued for services                                10,000        23,000         33,000

  Cash Paid For:
   Interest                                          $          -  $          -  $           -
   Income Taxes                                      $          -  $          -  $           -



  The accompanying notes are an integral part of these financial statements

                                      -7-





                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - Summary of Significant Accounting Policies (continued)

     c. Earning (Loss) Per Share (continued)

                                        Income (loss)     Shares    Per Share
                                        (Numerator)   (Denominator)   Amount
                                        ------------- ------------- ----------
For the year ended December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders  $    (10,000)   18,193,835  $   (.00)
                                        ============= ============= ==========
For the year ended December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders  $    (23,000)   17,532,466  $   (.00)
                                        ============= ============= ==========
From inception on February 27, 1986 to
December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders  $    (77,000)   17,082,934  $   (.00)
                                        ============= ============= ==========

     d. Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e. Provision for Income Taxes

        No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $77,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

        Deferred tax asset and the valuation account is as follows at December 31, 2003 and 2002:

                                                    December 31,
                                                2003           2002
                                           -------------- --------------
Deferred tax asset:
     NOL carryforward                      $      24,244  $      22,000

     Valuation allowance                        ( 24,244)      ( 22,000)
                                           -------------- --------------
                                           $           -  $           -
                                           ============== ==============

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

         During 2002 , the Company issued 1,150,000 shares of authorized, but previously unissued common stock, for services rendered valued at $23,000 (or $.02 per share).

         During 2003, the Company issued 1,000,000 shares of authorized, but previously unissued common stock, for services rendered valued at $10,000 (or $.01 per share).

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

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002


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

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC.

                ITEM 8A:  CONTROLS AND PROCEDURES

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

                             PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

Our executive officers and directors and their respective ages, positions, term of office and biographical information are set forth below. Our bylaws require at least one director and up to nine directors to serve for a term of one year or until they are replaced by a qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name             Age  Position Held                        Director Since
----             ---- -------------                        --------------
Brett D. Mayer   32   President and Director               June 30, 2000
John W. Peters   52   Secretary/Treasurer and Director     July 19, 1999

Brett D. Mayer. From January 1995 to the present Mr. Mayer has been an account executive for Universal Business Insurance which primarily markets and sells insurance policies. He received a bachelors degree in economics from the University of Utah.

John W. Peters.   Since July 1999 Mr. Peters has been the manager of
Development Specialties, Inc. a property management company. Since 1995 to the present he has been President and Chairman of the Board of Earth Products and Technologies, Inc, a reporting company. Prior to 1995 he was employed as Earth Products' operations manager. He also is a director of Suncrest Global Energy Corp., Skinovation Pharmaceutical Incorporated and Cancer Capital Corp., which are reporting companies. His prior business experience includes President and Executive Officer of Certified Environmental Laboratories, Inc. and Vice President of Sales and Marketing for Comco Communications Corp. in California. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2003, and representations to us that no Forms 5 were required, we believe no reports were required to be filed for the year ended December 31, 2003.

Code of Ethics

Due to the fact that we have only two officers and directors and minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time and we do not have an audit committee financial expert serving on an audit committee.

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

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock and ownership of our management.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 19,150,000 shares of common stock outstanding as of February 24, 2004.

                    CERTAIN BENEFICIAL OWNERS

                                        Common Stock Beneficially Owned
                                        -------------------------------
Name and Address of               Number of Shares of
Beneficial Owners                 Common Stock            Percentage of Class
--------------------------------- ----------------------- -------------------
VIP Worldnet, Inc.                15,043,450 (1)          80.5%
154 E. Ford Avenue
Salt Lake City, Utah 84115

First Equity Holdings Corp.        1,500,000               7.8%
2157 S. Lincoln Street
Salt Lake City, UT 84106

     (1) VIP Worldnet, Inc. holds 15,000,000 shares and its President and Director, Joanne Clinger, beneficially owns 43,450 shares.

                            MANAGEMENT

                                           Common Stock Beneficially Owned
                                           -------------------------------
Name and Address of                  Number of Shares
Beneficial Owners                    Common Stock         Percentage of Class
------------------------------------ -------------------- -------------------

John W.  Peters                      200 (2)              Less than 1%
476 East South Temple, Suite 440
Salt Lake City, Utah 84111

     (2) Represents shares held by spouse



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

Parent Company

VIP Worldnet, Inc. is our parent company and beneficially owns 15,043,450 shares of our common stock. Such shares represent 80.5% of our issued and outstanding shares.

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed September 18, 2000.)
3.2 Bylaws of Bingham Canyon (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed September 18, 2000.)
31.1  Principal Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification

Reports on 8-K

On February 13, 2004, we filed a current report on Form 8-K, dated February 9, 2004, under Item 4 related to a change in auditor.

         ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - Our independent auditor, Chisholm & Associates, Certified Public Accountants, billed an aggregate of $1,197 for the 2002 year and $1,304 for the 2003 year for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

Our independent auditor has not billed us for any audit-related fees, tax fees or other fees for the past two fiscal years.

Pre-approval Policies - We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

                            SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 26, 2004              BINGHAM CANYON CORPORATION


                                     /s/ Brett D. Mayer
                                 By: _________________________________
                                     Brett D. Mayer
                                     President, Principal Executive and
                                     Financial Officer,  Director


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                     /s/ John W. Peters
Date: February 26, 2004          By: _______________________________________
                                     John W. Peters, Secretary/Treasurer and
                                     Director