Form 10QSB
period 2004-06-30
BINGHAM CANYON CORP
filed 2004-08-09
CIK 1119897

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For quarterly period ended June 30, 2004

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

As of July 13, 2004 the Registrant had a total of 19,150,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Plan of Operation..................................................8

Item 3.  Controls and Procedures............................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................9

Signatures..................................................................9




                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

                    Bingham Canyon Corporation

                       Financial Statements

                          June 30, 2004

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS


                                                    June 30    December 31
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
                                                 ============= =============

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)



                                                                                        From
                                                                                        Inception on
                            For the three  For the three  For the six    For the six    February 27,
                            months ended   months ended   months ended   months ended   1986
                            June 30,       June 30,       June 30,       June 30,       to June 30,
                            2004           2003           2004           2003           2004
                            -------------- -------------- -------------- -------------- --------------
REVENUES                    $           -  $           -  $           -  $           -  $           -
                            -------------- -------------- -------------- -------------- --------------

EXPENSES
  General & Administrative              -              -              -              -         77,000
                            -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                      -              -              -              -         77,000
                            -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)           $           -  $           -  $           -  $           -  $     (77,000)
                            ============== ============== ============== ============== ==============

NET LOSS PER SHARE          $           -  $           -  $           -  $           -  $           -
                            ============== ============== ============== ============== ==============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                  19,150,000     17,000,000     19,150,000     17,000,000     17,139,101
                            ============== ============== ============== ============== ==============






                    Bingham Canyon Corporation
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)
                                                                    From
                                                                    Inception on
                                                                    February 27,
                                         For the six months ended   1986
                                                 June 30,           Through
                                      ----------------------------- June 30,
                                            2004          2003      2004
                                      -------------- -------------- --------------
Cash Flows from Operating Activities
  Net Loss                            $           -  $           -  $     (77,000)
  Less  Non-cash Items:
  Depreciation & Amortization                     -              -         17,000
  Increase in Accounts Payable                    -              -         27,000
  Common stock issued for
    services rendered                             -              -         33,000
                                      -------------- -------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                            -              -              -
                                      -------------- -------------- --------------

Cash Flows from Investing Activities              -              -              -
                                      -------------- -------------- --------------
  Net Cash Provided (Used) by
  Investing Activities                            -              -              -
                                      -------------- -------------- --------------

Cash Flows from Financing Activities              -              -              -
                                      -------------- -------------- --------------
  Net Cash Provided (Used) by
  Financing Activities                            -              -              -
                                      -------------- -------------- --------------

Increase (Decrease) in Cash                       -              -              -

Cash and Cash Equivalents at
 Beginning of Period                              -              -              -
                                      -------------- -------------- --------------
Cash and Cash Equivalents at
 End of Period                        $           -  $           -  $           -
                                      ============== ============== ==============

Supplemental Cash Flow Information:

  Stock issued for marketing rights   $           -  $           -  $      17,000
  Stock issued for services           $           -  $           -  $      33,000

Cash Paid For:
  Interest                            $           -  $           -  $           -
  Income Taxes                        $           -  $           -  $           -






                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2004


GENERAL

Bingham Canyon Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

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

In this report references to "Bingham Canyon," "we," "us," and "our" refer to Bingham Canyon Corporation.

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.


ITEM 2.  PLAN OF OPERATION

During the next twelve months our management intends to actively seek an operating company to acquire or merge with which may provide operating revenue. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of "going public." However, should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

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

As of June 30, 2004 we had no cash on hand and total current liabilities of $27,000. We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

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

                                    Bingham Canyon Corporation


                                        /s/ Brett D. Mayer
Date: August 2, 2004                By:_______________________________________
                                       Brett D. Mayer
                                       President, Principal Executive and
                                       Financial Officer, and Director