Form 10KSB
period 2004-12-31
BINGHAM CANYON CORP
filed 2005-03-29
CIK 1119897

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934


                 Commission file number 000-31549

                    BINGHAM CANYON CORPORATION
                   ----------------------------
      (Exact name of registrant as specified in its charter)

            Nevada                                     51-0292843
    ------------------------            -----------------------------------
    (State of incorporation)            (I.R.S. Employer Identification No.)


#584, 3359 South Main Street, Salt Lake City, Utah          84115
--------------------------------------------------        ---------
(Address of principal executive offices)                  (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [_]

Disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year: None

As of March 3, 2005 the registrant had 19,150,000 shares of common stock outstanding. The registrant does not have an active trading market; therefore, a market value of shares of voting stock held by non-affiliates can not be determined.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [_]   No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................5
Item 3.  Legal Proceedings..................................................5
Item 4.  Submission of Matters to a Vote of Security Holders................5

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........5
Item 6.  Plan of Operation..................................................6
Item 7.  Financial Statements...............................................7
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..........................................17
Item 8A. Controls and Procedures...........................................17
Item 8B. Other Information.................................................17

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................17
Item 10. Executive Compensation............................................18
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................18
Item 12. Certain Relationships and Related Transactions....................19
Item 13. Exhibits..........................................................19
Item 14. Principal Accountant Fees and Services............................19
Signatures.................................................................20






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

                              PART I
                             -------

ITEM 1. DESCRIPTION OF BUSINESS

Historical Development

On August 19, 1998, Bingham Canyon Corporation was incorporated in the state of Nevada. Bingham Canyon merged with Bingham Canyon Corporation, a Delaware corporation, in a change of domicile merger on August 26, 1999. Bingham Delaware was the subsidiary of VIP Worldnet, Inc., a Nevada corporation.

Our Plan

We are a development stage company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. As of the date of this filing we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

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

Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash, will be potential merger or acquisition candidates.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders. We cannot assure you that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not listed on any market. We cannot assure that a market will develop or that a stockholder will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other development stage reporting companies seeking merger candidates. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us.

A decision to participate in a specific business opportunity may be made upon our management's analysis of:
..    the quality of the business opportunity's management and personnel,
..    the anticipated acceptability of its new products or marketing concept,
..    the merit of its technological changes,
..    the perceived benefit that it will derive from becoming a publicly held entity, and
..    numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

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

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations. This is commonly referred to as a "back door registration." A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise. This type of event requires the successor company to file a current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements. Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.


Competition

We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public development stage companies, many of which may have more funds available for such transactions.

Employees

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon a specific business opportunity, if any.

ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income we will not seek independent office space.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2004 fiscal year.


                             PART II
                             --------

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Information, Holders and Dividends

Our common stock is not listed on any public trading market. We had 87 stockholders of record as of March 3, 2005. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None

ITEM 6.  PLAN OF OPERATION

We have no assets and have experienced losses from inception. Our plan for the next twelve months is to search for a business opportunity and, if feasible, acquire an interest in a business opportunity. At December 31, 2004, we had no cash and total liabilities of $32,000 and we cannot satisfy our cash requirements for our operations.

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

ITEM 7.  FINANCIAL STATEMENTS




                    Bingham Canyon Corporation

                       Financial Statements

                    December 31, 2004 and 2003

                             CONTENTS


Independent Auditor's Report ............................................F-3

Balance Sheets ..........................................................F-4

Statements of Operations.................................................F-5

Statements of Stockholders' Equity ......................................F-6

Statements of Cash Flows ................................................F-7

Notes to the Financial Statements .......................................F-8

    Chisholm,
      Bierwolf &                                533 West 2600 South, Suite 250
        Nilson, LLC                                      Bountiful, Utah 84010
                                                         Office (801) 292-8756
Certified Public Accountants                                Fax (801) 292-8809

______________________________________________________________________________



                   INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Bingham Canyon Corporation:

We have audited the accompanying balance sheets of Bingham Canyon Corporation (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception, February 27, 1986, through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bingham Canyon Corporation
(a development stage company) as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 and from inception, February 27, 1986, through December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson
Bountiful, Utah
March 4, 2005

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                         December 31
                                                 ---------------------------
                                                      2004           2003
                                                 ------------- -------------
CURRENT ASSETS

Cash                                             $          -  $          -
                                                 ------------- -------------

  TOTAL ASSETS                                   $          -  $          -
                                                 ============= =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                 $     32,000  $     27,000
                                                 ------------- -------------

  Total Liabilities                                    32,000        27,000
                                                 ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 100,000,000
  shares authorized; 19,150,000 shares
  issued and outstanding                               19,150        19,150

Additional Paid-in Capital                             30,850        30,850

Deficit Accumulated during the development stage      (82,000)      (77,000)
                                                 ------------- -------------

  Total Stockholders' Equity (deficit)                (32,000)      (27,000)
                                                 ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $          -  $          -
                                                 ============= =============








The accompanying notes are an integral part of these financial statements,

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                     Statements of Operations


                                   For the Years Ended      From Inception on
                                      December 31           February 27, 1986
                                    2004         2003       to Dec. 31, 2004
                                ------------- ------------- ----------------

REVENUES                        $          -  $          -  $             -
                                ------------- ------------- ----------------
EXPENSES
  General & Administrative             5,000        10,000           82,000
                                ------------- ------------- ----------------

    TOTAL EXPENSES                     5,000        10,000           82,000
                                ------------- ------------- ----------------

NET INCOME (LOSS)               $     (5,000) $    (10,000) $       (82,000)
                                ============= ============= ================

NET LOSS PER SHARE              $          -  $          -  $             -
                                ============= ============= ================
WEIGHTED AVERAGE SHARES
  OUTSTANDING                     19,150,000    18,193,835       17,192,865
                                ============= ============= ================


The accompanying notes are an integral part of these financial statements.


                            Bingham Canyon Corporation
                          (A Development Stage Company)
                        Statements of Stockholders' Equity
          From Inception on February 27, 1986 through December 31, 2004

                                                                                           Deficit
                                                                                           Accumulated
                                                                               Additional  During the
                                                         Common  Stock          Paid in    Development
                                                      Shares        Amount      Capital    Stage
                                                 ------------- ------------- ------------- -------------

Issuance of shares for marketing rights            17,000,000        1,7000             -             -

Net (loss) for the year ended December 31, 1986             -             -             -        (3,400)

Net (loss) for the year ended December 31, 1987             -             -             -        (3,400)

Net (loss) for the year ended December 31, 1988             -             -             -        (3,400)

Net (loss) for the year ended December 31, 1989             -             -             -        (3,400)

Net (loss) for the year ended December 31, 1990             -             -             -        (3,400)

Net (loss) for the year ended December 31, 1991             -             -             -             -

Net (loss) for the year ended December 31, 1992             -             -             -             -

Net (loss) for the year ended December 31, 1993             -             -             -             -
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 1993                        17,000,000        17,000             -       (17,000)

Net (loss) for the year ended December 31, 1994             -             -             -             -
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 1994                        17,000,000        17,000             -       (17,000)

Net (loss) for the year ended December 31, 1995             -             -             -             -
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 1995                        17,000,000        17,000             -       (17,000)

Net (loss) for the year ended December 31, 1996             -             -             -             -
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 1996                        17,000,000        17,000             -       (17,000)

Net (loss) for the year ended December 31, 1997             -             -             -             -
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 1997                        17,000,000        17,000             -       (17,000)

Shares issued in formation of Bingham
 Canyon Corporation                                       100             -             -             -

Net (loss) for the year ended December 31, 1998             -             -             -             -
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 1998                        17,000,100        17,000             -       (17,000)

Cancellation of shares                                   (100)            -             -             -

Net (loss) for the year ended December 31, 1999             -             -             -       (27,000)
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 1999                        17,000,000        17,000             -       (44,000)

Net (loss) for the year ended December 31, 2000             -             -             -             -
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 2000                        17,000,000        17,000             -       (44,000)

Net (loss) for the year ended December 31, 2001             -             -             -             -
                                                 ------------- ------------- ------------- -------------
Balance - December 31, 2001                        17,000,000        17,000             -       (44,000)

Shares issued for services at $.02 per share        1,150,000         1,150        21,850             -

Net (loss) for the year ended December 31, 2002             -             -             -       (23,000)
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 2002                        18,150,000        18,150        21,850       (67,000)

Shares issued for services at $.01 per share        1,000,000         1,000         9,000             -

Net (loss) for the year ended December 31, 2003             -             -             -       (10,000)
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 2003                        19,150,000        19,150        30,850       (77,000)

Net (loss) for the year ended December 31, 2004             -             -             -        (5,000)
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 2004                        19,150,000  $     19,150  $     30,850  $    (82,000)
                                                 ============= ============= ============= =============


    The accompanying notes are an integral part of these financial statements.




                          Bingham Canyon Corporation
                        (A Development Stage Company)
                           Statements of Cash Flows



                                                                                 From Inception on
                                                        For the years ended      February 27, 1986
                                                            December 31,         Through
                                                          2004         2003      December 31, 2004
                                                     ------------- ------------- -----------------
Cash Flows from Operating Activities

  Net Loss                                           $     (5,000) $    (10,000) $        (82,000)
  Less Non-cash Items:
  Depreciation & Amortization                                   -             -            17,000
  Increase in Accounts Payable                              5,000             -            32,000
  Common stock issued for services rendered                     -        10,000            33,000
                                                     ------------- ------------- -----------------

  Net Cash Provided (Used) by Operating Activities              -             -                 -
                                                     ------------- ------------- -----------------

Cash Flows from Investing Activities                            -             -                 -
                                                     ------------- ------------- -----------------

  Net Cash Provided (Used) by Investing Activities              -             -                 -
                                                     ------------- ------------- -----------------

Cash Flows from Financing Activities                            -             -                 -
                                                     ------------- ------------- -----------------

  Net Cash Provided (Used) by Financing Activities              -             -                 -
                                                     ------------- ------------- -----------------

Increase (Decrease) in Cash                                     -             -                 -

Cash and Cash Equivalents at Beginning of Period                -             -                 -
                                                     ------------- ------------- -----------------

Cash and Cash Equivalents at End of Period           $          -  $          -  $              -
                                                     ============= ============= =================

Supplemental Cash Flow Information:

  Stock issued for marketing rights                  $          -  $          -  $         17,000
  Stock issued for services                          $          -  $     10,000  $         33,000

  Cash Paid For:
    Interest                                         $          -  $          -  $              -
    Income Taxes                                     $          -  $          -  $              -





  The accompanying notes are an integral part of these financial statements.



                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - Summary of Significant Accounting Policies

a.  Organization & Consolidation Policy

    Bingham Canyon Corporation (the Company), a Nevada corporation, was incorporated August 19, 1998. On August 26, 1999 the Company merged with Bingham Canyon Corporation, a Delaware corporation (Bingham Delaware). The Company is the surviving corporation.

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

c.  Earnings (Loss) Per Share

    The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - Summary of Significant Accounting Policies (continued)

d.  Earning (Loss) Per Share (continued)

                                         Income (loss)    Shares     Per Share
                                          (Numerator)  (Denominator)  Amount
                                         ------------- ------------- ---------
For the year ended December 31, 2004:

  Basic EPS
   Income (loss) to common stockholders  $     (5,000)   19,150,000  $   (.00)
                                         ============= ============= =========
For the year ended December 31, 2003:

  Basic EPS
   Income (loss) to common stockholders  $    (10,000)   18,193,835  $   (.00)
                                         ============= ============= =========
From inception on February 27, 1986 to
 December 31, 2004:

  Basic EPS
   Income (loss) to common stockholders  $    (82,000)   17,192,865  $   (.00)
                                         ============= ============= =========
e.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

f.  Provision for Income Taxes

    No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $82,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows at December 31, 2004 and 2003:

                                                        December 31,
                                                     2004           2003
                                                  ------------- -------------
  Deferred tax asset:
     NOL carryforward                             $     27,880  $     26,180
     Valuation allowance                              ( 27,880)     ( 26,180)
                                                  ------------- -------------
                                                  $          -  $          -
                                                  ============= =============

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - Summary of Significant Accounting Policies (continued)

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

NOTE 4 - Related Party Transactions

    As of the year ended December 31, 2004 the Company has incurred $32,000 of professional fees payable to professionals affiliated with First Equity Holdings Corp. An officer of the Company is also an employee of First Equity Holdings Corp.

NOTE 5 - Development Stage Company

    The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent auditors .

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None.


                             PART III
                             --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

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

Name            Age   Position Held                      Director Since
----            ----  -------------                      ---------------
Brett D. Mayer  33    President and Director             June 30, 2000
John W. Peters  53    Secretary/Treasurer and Director   July 19, 1999

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange

Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2004.

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

ITEM 10. EXECUTIVE COMPENSATION

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock and ownership of our management.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 19,150,000 shares of common stock outstanding as of March 3, 2005.

                    CERTAIN BENEFICIAL OWNERS
                    --------------------------

Name and Address of                   Number of Shares of
Beneficial Owners                     Common Stock         Percentage of Class
------------------------------------  -------------------  -------------------
VIP Worldnet, Inc.                       15,043,450 (1)        80.5%
154 E. Ford Avenue
Salt Lake City, Utah 84115

First Equity Holdings Corp.               1,500,000             7.8%
2157 S. Lincoln Street
Salt Lake City, UT 84106

(1) VIP Worldnet, Inc. holds 15,000,000 shares and its President and Director, Joanne Clinger, beneficially owns 43,450 shares.

                            MANAGEMENT

Name and Address of                  Number of Shares
Beneficial Owners                    Common Stock       Percentage of Class
-----------------------------------  -----------------  -------------------
John W.  Peters                            200 (2)         Less than 1%
476 East South Temple, Suite 440
Salt Lake City, Utah 84111

(2) Represents shares held by spouse.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

Parent Company

VIP Worldnet, Inc. is our parent company and beneficially owns 15,043,450 shares of our common stock. Such shares represent 80.5% of our issued and outstanding shares.

ITEM 13. EXHIBITS

No.    Description
----   -------------
3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed September 18, 2000.)
3.2 Bylaws of Bingham Canyon (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed September 18, 2000.)
31.1   Principal Executive Officer Certification
31.2   Principal Financial Officer Certification
32.1   Section 1350 Certification


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal account for the audit of our annual financial statement and review of financial statements included in quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $1,304 for fiscal year ended 2003 and $1,389 for fiscal year ended 2004.

Audit-Related Fees

Our auditor did not bill any fees in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above.

Tax Fees

Our auditor did not bill any fees in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning.

All Other Fees

Our auditor did not bill any fees in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.


                            SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 25, 2005              BINGHAM CANYON CORPORATION

                                      /s/ Brett D. Mayer
                                  By: _______________________________________
                                      Brett D. Mayer
                                      President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



                                       /s/ Brett D. Mayer
Date: March 25, 2005                  _______________________________________
                                      Brett D. Mayer
                                      Principal Executive Officer
                                      Principal Financial and Accounting
                                      Officer

                                      /s/ John W. Peters
Date: March 25, 2005                  _______________________________________
                                      John W. Peters, Secretary/Treasurer and
                                      Director