Form 10QSB
period 2005-06-30
BINGHAM CANYON CORP
filed 2005-08-11
CIK 1119897

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For quarterly period ended June 30, 2005

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

As of July 27, 2005, Bingham Canyon Corporation had a total of 19,150,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................2

Item 2.  Plan of Operation ...............................................8

Item 3.  Controls and Procedures..........................................8

                   PART II: OTHER INFORMATION

Item 6.  Exhibits.........................................................9

Signatures................................................................9



                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month period ended June 30, 2005 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                    Bingham Canyon Corporation

                       Financial Statements

                          June 30, 2005

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                             -------

                                                      June 30     December 31
                                                        2005         2004
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS                                     $          -  $          -
                                                   ------------- -------------

  TOTAL ASSETS                                     $          -  $          -
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                   $     32,000  $     32,000
                                                   ------------- -------------

  Total Liabilities                                      32,000        32,000
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
                                                   ============= =============

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)



                                                                                        From
                                                                                        Inception on
                            For the three  For the three  For the six    For the six    February 27,
                            months ended   months ended   months ended   months ended   1986
                            June 30,       June 30,       June 30,       June 30,       to June 30,
                            2005           2004           2005           2004           2005
                            -------------- -------------- -------------- -------------- --------------
REVENUES                    $           -  $           -  $           -  $           -  $           -
                            -------------- -------------- -------------- -------------- --------------

EXPENSES
  General & Administrative              -              -              -              -         82,000
                            -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                      -              -              -              -         82,000
                            -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)           $           -  $           -  $           -  $           -  $     (82,000)
                            ============== ============== ============== ============== ==============

NET LOSS PER SHARE          $           -  $           -  $           -  $           -  $           -
                            ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                  19,150,000     19,150,000     19,150,000     19,150,000     17,243,020
                            ============== ============== ============== ============== ==============








                            Bingham Canyon Corporation
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
                                                                    From
                                                                    Inception on
                                                                    February 27,
                                         For the six months ended   1986
                                                 June 30,           Through
                                      ----------------------------- June 30,
                                            2005          2004      2005
                                      -------------- -------------- --------------
Cash Flows from Operating Activities
  Net Loss                            $           -  $           -  $     (82,000)
  Less Non-cash Items:
  Depreciation & Amortization                     -              -         17,000
  Increase in Accounts Payable                    -              -         32,000
  Common stock issued for
    services rendered                             -              -         33,000
                                      -------------- -------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                            -              -              -
                                      -------------- -------------- --------------

Cash Flows from Investing Activities              -              -              -
                                      -------------- -------------- --------------
  Net Cash Provided (Used) by
  Investing Activities                            -              -              -
                                      -------------- -------------- --------------

Cash Flows from Financing Activities              -              -              -
                                      -------------- -------------- --------------
  Net Cash Provided (Used) by
  Financing Activities                            -              -              -
                                      -------------- -------------- --------------
Increase (Decrease) in Cash                       -              -              -

Cash and Cash Equivalents at
 Beginning of Period                              -              -              -
                                      -------------- -------------- --------------
Cash and Cash Equivalents at
 End of Period                        $           -  $           -  $           -
                                      ============== ============== ==============

Supplemental Cash Flow Information:

  Stock issued for marketing rights   $           -  $           -  $      17,000
  Stock issued for services           $           -  $           -  $      33,000

Cash Paid For:
  Interest                            $           -  $           -  $           -
  Income Taxes                        $           -  $           -  $           -




                                        6

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2005


GENERAL
-------

Bingham Canyon Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2004.

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

As of June 30, 2005 we had no cash on hand and total current liabilities of $32,000. We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on related parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.


ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no significant changes made in our internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                              BINGHAM CANYON CORPORATION




                                /s/ Brett D. Mayer
Date: August 5, 2005        By:___________________________________________
                               Brett D. Mayer
                               President, Principal Executive Officer,
                               Principal Financial Officer, and Director