Form 10KSB
period 2005-12-31
BINGHAM CANYON CORP
filed 2006-03-29
CIK 1119897

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 Commission file number 000-31549

                    BINGHAM CANYON CORPORATION
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

                      Nevada                      51-0292843
            -----------------------   ----------------------------------
            (State of incorporation) (I.R.S. Employer Identification No.)


#584, 3359 South Main Street, Salt Lake City, Utah                84115
----------------------------------------------------           ---------
(Address of principal executive offices)                       (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

As of February 23, 2006 the registrant had 19,150,000 shares of common stock outstanding. The registrant does not have an active trading market; therefore, a market value of shares of voting stock held by non-affiliates can not be determined.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........5
Item 6.  Management's Discussion and Analysis or Plan of Operation..........6
Item 7.  Financial Statements...............................................6
Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................16
Item 8A. Controls and Procedures...........................................16
Item 8B. Other Information.................................................16

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................16
Item 10. Executive Compensation............................................17
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................17
Item 12. Certain Relationships and Related Transactions....................18
Item 13. Exhibits..........................................................18
Item 14. Principal Accountant Fees and Services............................18
Signatures.................................................................20




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

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Bingham Canyon.

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

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders. We cannot assure you that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon our search and we may become dormant or be dissolved.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not listed on any market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See Part III, Item 9, below.) Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and Mr. Peters is management of other development stage reporting companies seeking merger candidates. Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us.

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

No one factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income we will not seek office space.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2005 fiscal year.


                             PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information, Holders and Dividends

Our common stock is not listed on any public trading market. We had 87 stockholders of record as of February 23, 2006. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a development stage company and have recorded losses since our inception. At December 31, 2005, we had no cash and total liabilities of $36,850. We cannot satisfy our cash requirements for our minimal operations and have historically relied on advances from related parties to fund operations. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue providing advances during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

Our plan for the next twelve months is to search for a business opportunity and, if feasible, acquire an interest in a business opportunity. If we obtain a business opportunity, then it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

ITEM 7.  FINANCIAL STATEMENTS






                    Bingham Canyon Corporation

                  (A Development Stage Company)

                       Financial Statements

                    December 31, 2005 and 2004

                             CONTENTS


Independent Auditor's Report .............................................8

Balance Sheets
...........................................................................9

Statements of Operations.................................................10

Statements of Stockholders' Equity ......................................11

Statements of Cash Flows ................................................12

Notes to the Financial Statements ....................................13-16

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


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Bingham Canyon Corporation:

We have audited the accompanying balance sheets of Bingham Canyon Corporation (a development stage company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception, February 27, 1986, through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the P.C.A.O.B. (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.
Accordingly, we express no such opinion.   An audit also includes assessing
the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bingham Canyon Corporation
(a development stage company) as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years ended December 31, 2005 and 2004 and from inception, February 27, 1986, through December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson
Bountiful, Utah
March 2, 2006

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                                                            December 31
                                                     ------------------------
                                                         2005        2004
                                                     ----------- ------------
CURRENT ASSETS

Cash                                                 $        -  $         -
                                                     ----------- ------------

  TOTAL ASSETS                                       $        -  $         -
                                                     =========== ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                     $   36,850  $    32,000
                                                     ----------- ------------

  Total Liabilities                                      36,850       32,000
                                                     ----------- ------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 100,000,000
 shares authorized; 19,150,000 shares
 issued and outstanding                                  19,150       19,150

Additional Paid-in Capital                               30,850       30,850

Deficit Accumulated during the development stage        (86,850)     (82,000)
                                                     ----------- ------------

  Total Stockholders' Equity (deficit)                  (36,850)     (32,000)
                                                     ----------- ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $        -  $         -
                                                     =========== ============



The accompanying notes are an integral part of these financial statements

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                     Statements of Operations

                                                                 From
                                            For the Years Ended  Inception on
                                                 December 31     February 27,
                                          ---------------------- 1986 to
                                           2005         2004     Dec. 31, 2005
                                      ------------ ------------- -------------

REVENUES                              $         -  $          -  $          -
                                      ------------ ------------- -------------
EXPENSES
  General & Administrative                  4,850         5,000        86,850
                                      ------------ ------------- -------------

    TOTAL EXPENSES                          4,850         5,000        86,850
                                      ------------ ------------- -------------

NET INCOME (LOSS)                     $    (4,850) $     (5,000) $    (86,850)
                                      ============ ============= =============

NET LOSS PER SHARE                    $     (0.00) $       0.00  $      (0.00)
                                      ============ ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING    19,150,000    19,150,000    17,291,960
                                      ============ ============= =============




The accompanying notes are an integral part of these financial statements


                            Bingham Canyon Corporation
                          (A Development Stage Company)
                        Statements of Stockholders' Equity
          From Inception on February 27, 1986 through December 31, 2005

                                                                                           Deficit
                                                                                           Accumulated
                                                                               Additional  During the
                                                         Common  Stock          Paid in    Development
                                                      Shares        Amount      Capital    Stage
                                                 ------------- ------------- ------------- -------------

Issuance of shares for marketing rights            17,000,000        1,7000             -             -

Net (loss) for the year ended December 31, 1986             -             -             -        (3,400)

Net (loss) for the year ended December 31, 1987             -             -             -        (3,400)

Net (loss) for the year ended December 31, 1988             -             -             -        (3,400)

Net (loss) for the year ended December 31, 1989             -             -             -        (3,400)

Net (loss) for the year ended December 31, 1990             -             -             -        (3,400)

Net (loss) for the year ended December 31, 1991             -             -             -             -

Net (loss) for the year ended December 31, 1992             -             -             -             -

Net (loss) for the year ended December 31, 1993             -             -             -             -
                                                 ------------- ------------- ------------- -------------
Balance - December 31, 1993                        17,000,000        17,000             -       (17,000)

Net (loss) for the year ended December 31, 1994             -             -             -             -
                                                 ------------- ------------- ------------- -------------
Balance - December 31, 1994                        17,000,000        17,000             -       (17,000)

Net (loss) for the year ended December 31, 1995             -             -             -             -
                                                 ------------- ------------- ------------- -------------
Balance - December 31, 1995                        17,000,000        17,000             -       (17,000)

Net (loss) for the year ended December 31, 1996             -             -             -             -
                                                 ------------- ------------- ------------- -------------
Balance - December 31, 1996                        17,000,000        17,000             -       (17,000)

Net (loss) for the year ended December 31, 1997             -             -             -             -
                                                 ------------- ------------- ------------- -------------
Balance - December 31, 1997                        17,000,000        17,000             -       (17,000)

Shares issued in formation of Bingham
 Canyon Corporation                                       100             -             -             -

Net (loss) for the year ended December 31, 1998             -             -             -             -
                                                 ------------- ------------- ------------- -------------
Balance - December 31, 1998                        17,000,100        17,000             -       (17,000)

Cancellation of shares                                   (100)            -             -             -

Net (loss) for the year ended December 31, 1999             -             -             -       (27,000)
                                                 ------------- ------------- ------------- -------------
Balance - December 31, 1999                        17,000,000        17,000             -       (44,000)

Net (loss) for the year ended December 31, 2000             -             -             -             -
                                                 ------------- ------------- ------------- -------------
Balance - December 31, 2000                        17,000,000        17,000             -       (44,000)

Net (loss) for the year ended December 31, 2001             -             -             -             -
                                                 ------------- ------------- ------------- -------------
Balance - December 31, 2001                        17,000,000        17,000             -       (44,000)

Shares issued for services at $.02 per share        1,150,000         1,150        21,850             -

Net (loss) for the year ended December 31, 2002             -             -             -       (23,000)
                                                 ------------- ------------- ------------- -------------
Balance - December 31, 2002                        18,150,000        18,150        21,850       (67,000)

Shares issued for services at $.01 per share        1,000,000         1,000         9,000             -

Net (loss) for the year ended December 31, 2003             -             -             -       (10,000)
                                                 ------------- ------------- ------------- -------------
Balance - December 31, 2003                        19,150,000        19,150        30,850       (77,000)

Net (loss) for the year ended December 31, 2004             -             -             -        (5,000)
                                                 ------------- ------------- ------------- -------------
Balance - December 31, 2004                        19,150,000        19,150        30,850       (82,000)

Net (loss) for the year ended December 31, 2005             -             -             -        (4,850)
                                                 ------------- ------------- ------------- -------------

Balance - December 31, 2005                        19,150,000  $     19,150  $     30,850  $    (86,850)
                                                 ============= ============= ============= =============








    The accompanying notes are an integral part of these financial statements




                    Bingham Canyon Corporation
                  (A Development Stage Company)
                     Statements of Cash Flows



                                                                         From
                                                                         Inception on
                                                For the years ended      February 27,
                                                    December 31,         1986 Through
                                             --------------------------- December 31,
                                                   2005        2004      2005
                                             ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                                   $     (4,850) $     (5,000) $    (86,850)
  Less Non-cash Items:
  Depreciation & Amortization                           -             -        17,000
  Increase in Accounts Payable                      4,850         5,000        36,850
  Common stock issued for services rendered             -             -        33,000
                                             ------------- ------------- -------------
  Net Cash Provided (Used)
   by Operating Activities                              -             -             -
                                             ------------- ------------- -------------

Cash Flows from Investing Activities                    -             -             -
                                             ------------- ------------- -------------
  Net Cash Provided (Used)
   by Investing Activities                              -             -             -
                                             ------------- ------------- -------------

Cash Flows from Financing Activities                    -             -             -
                                             ------------- ------------- -------------
  Net Cash Provided (Used)
   by Financing Activities                              -             -             -
                                             ------------- ------------- -------------

Increase (Decrease) in Cash                             -             -             -

Cash and Cash Equivalents
 at Beginning of Period                                 -             -             -
                                             ------------- ------------- -------------
Cash and Cash Equivalents at End of Period   $          -  $          -  $          -
                                             ============= ============= =============
Supplemental Cash Flow Information:

  Stock issued for marketing rights          $          -  $          -  $     17,000
  Stock issued for services                  $          -  $          -  $     33,000

  Cash Paid For:
    Interest                                 $          -  $          -  $          -
    Income Taxes                             $          -  $          -  $          -


        The accompanying notes are an integral part of these financial statements



                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

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

     b.   Accounting Method

          The Company recognizes income and expense on the accrual basis of accounting.

     c.   Earnings (Loss) Per Share

          The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

NOTE 1 - Summary of Significant Accounting Policies (continued)

     c.  Earning (Loss) Per Share (continued)


                                        Income (loss)   Shares      Per Share
                                         (Numerator) (Denominator)   Amount
                                        ------------- ------------ -----------
For the year ended December 31, 2005:

  Basic EPS
  Income (loss) to common stockholders  $    (4,850)   19,150,000  $     (.00)
                                        ============ ============= ===========
For the year ended December 31, 2004:

  Basic EPS
  Income (loss) to common stockholders  $    (5,000)   19,150,000  $     (.00)
                                        ============ ============= ===========
From inception on February 27, 1986 to
December 31, 2005:

  Basic EPS
  Income (loss) to common stockholders  $   (86,850)   17,291,960  $     (.00)
                                        ============ ============= ===========

     d.   Cash and Cash Equivalents

          The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.   Provision for Income Taxes

          No provision for income taxes have been recorded due to net operating loss carryforwards totaling $86,800 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

          Deferred tax asset and the valuation account is as follows at December 31, 2005 and 2004:

                                                       December 31,
                                                    2005          2004
                                                ------------- -------------
     Deferred tax asset:
          NOL carryforward                      $     29,529  $     27,880

          Valuation allowance                        (29,529)      (27,880)
                                                ------------- -------------

                                                $          -  $          -
                                                ============= =============

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

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

NOTE 4 - Related Party Transactions

         As of the year ended December 31,2005 the Company has incurred $36,850 of professional fees payable to professionals affiliated with First Equity Holdings Corp. An officer of the Company is also an employee of First Equity Holdings Corp.

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

ITEM 8A.  CONTROLS AND PROCEDURES

Our President, who acts in the capacities of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

He also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name               Age     Position Held                    Director Since
----------------  -------- -------------------------------- -----------------
Brett D. Mayer      34     President and Director             June 30, 2000
John W. Peters      54     Secretary/Treasurer and Director   July 19, 1999

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

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time, nor do we have an audit committee financial expert serving on an audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 19,150,000 shares of common stock outstanding as of February 23, 2006.

                    CERTAIN BENEFICIAL OWNERS

Name and Address of               Number of Shares of
Beneficial Owners                 Common Stock            Percentage of Class
--------------------------------  ----------------------- -------------------
VIP Worldnet, Inc.                   15,043,450 (1)             80.5%
154 E. Ford Avenue
Salt Lake City, Utah 84115

First Equity Holdings Corp.           1,500,000                  7.8%
2157 S. Lincoln Street
Salt Lake City, UT 84106

     (1) VIP Worldnet, Inc. holds 15,000,000 shares and its President and Director, Joanne Clinger, beneficially owns 43,450 shares.


                            MANAGEMENT

Name and Address of                    Number of Shares
Beneficial Owners                      Common Stock       Percentage of Class
------------------------------------  ------------------ ---------------------
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

ITEM 13. EXHIBITS

No.     Description
----    -----------
3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed September 18, 2000)
3.2 Bylaws of Bingham Canyon (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed September 18, 2000)
31.1    Principal Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accountant, Chisholm, Bierwolf & Nilson LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that firm.

                                     2005               2004
                                   ---------         ---------
     Audit fees                    $  1,525          $   1,389
     Audit-related fees                   0                  0
     Tax fees                             0                  0
     All other fees                $      0          $       0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor. We do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 27, 2006            BINGHAM CANYON CORPORATION


                                /S/ Brett D. Mayer
                           By:_______________________________________
                                Brett D. Mayer
                                President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



                               /s/ Brett D. Mayer
Date: March 27, 2006           _______________________________________
                               Brett D. Mayer
                               Principal Executive Officer
                               Principal Financial and Accounting Officer


                               /s/ John W. Peters
Date: March 27, 2006           _______________________________________
                               John W. Peters, Secretary/Treasurer and
                               Director