Form 10QSB
period 2006-03-31
BINGHAM CANYON CORP
filed 2006-05-11
CIK 1119897

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For quarterly period ended March 31, 2006

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

As of May 1, 2006, Bingham Canyon Corporation had a total of 19,150,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.........8

Item 3.  Controls and Procedures...........................................8

                   PART II: OTHER INFORMATION

Item 6.  Exhibits..........................................................9

Signatures.................................................................9



                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of results to be expected for any subsequent period.

                    Bingham Canyon Corporation

                  (A Development Stage Company)

                       Financial Statements

                          March 31, 2006

                    Bingham Canyon Corporation
                   (A Development Stage Company)
                          Balance Sheets



                              ASSETS
                             -------
                                                   March 31     December 31
                                                      2006         2005
                                                 ------------- -------------
                                                  (Unaudited)

CURRENT ASSETS                                   $          -  $          -
                                                 ------------- -------------

  TOTAL ASSETS                                   $          -  $          -
                                                 ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES

Accounts Payable - Related party                 $     36,850  $     36,850
                                                 ------------- -------------

  Total Liabilities                                    36,850        36,850
                                                 ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value;
  100,000,000 shares  authorized;
  19,150,000 shares issued and outstanding             19,150        19,150

Additional Paid-in Capital                             30,850        30,850

Deficit Accumulated During the Development Stage      (86,850)      (86,850)
                                                 ------------- -------------

  Total Stockholders' Equity (deficit)                (36,850)      (36,850)
                                                 ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $          -  $          -
                                                 ============= =============

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                From
                                                                Inception on
                                For the         For the         February 27,
                                three months    three months    1986
                                ended March 31, ended March 31, to March 31,
                                2006            2005            2006
                                --------------- --------------- --------------

REVENUES                        $            -  $            -  $           -
                                --------------- --------------- --------------
EXPENSES
  General & Administrative                   -               -         86,850
                                --------------- --------------- --------------

    TOTAL EXPENSES                           -               -         86,850
                                --------------- --------------- --------------

NET INCOME (LOSS)               $            -  $            -  $     (86,850)
                                =============== =============== ==============

NET LOSS PER SHARE              $            -  $            -  $           -
                                =============== =============== ==============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                        19,150,000      19,150,000     17,314,236
                                =============== =============== ==============

                    Bingham Canyon Corporation
                   (Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                 From
                                                                 Inception on
                                      For the three months ended February 27,
                                                March 31,        1986 Through
                                      -------------------------- March 31,
                                           2006         2005     2006
                                      ------------- ------------ -------------
Cash Flows from Operating Activities

  Net Loss                            $          -  $         - $     (86,850)
  Less  Non-cash Items:
  Depreciation & Amortization                    -            -        17,000
  Increase  in Accounts Payable                  -            -        36,850
  Common stock issued for
    services rendered                            -            -        33,000
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Operating Activities                           -            -             -
                                      ------------- ------------ -------------

Cash Flows from Investing Activities             -            -             -
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Investing Activities                           -            -             -
                                      ------------- ------------ -------------

Cash Flows from Financing Activities             -            -             -
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Financing Activities                           -            -             -
                                      ------------- ------------ -------------

Increase (Decrease) in Cash                      -            -             -

Cash and Cash Equivalents at
  Beginning of Period                            -            -             -
                                      ------------- ------------ -------------
Cash and Cash Equivalents at
  End of Period                       $          -  $         -  $          -
                                      ============= ============ =============
Supplemental Cash Flow Information:

  Stock issued for marketing rights   $          -  $         -  $     17,000
  Stock issued for services           $          -  $         -  $     33,000

Cash Paid For:

  Interest                            $          -  $         -  $          -
  Income Taxes                        $          -  $         -  $          -

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2006


GENERAL
-------

Bingham Canyon Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As of March 31, 2006 we had no cash on hand and total current liabilities of $36,850. We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on related parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                                    BINGHAM CANYON CORPORATION


                                    /s/ Brett D. Mayer
Date: May 10,2006               By:_______________________________________
                                    Brett D. Mayer
                                    President, Principal Executive Officer,
                                    Principal Financial Officer, and Director