Form 10KSB/A
period 2005-12-31
BINGHAM CANYON CORP
filed 2006-07-06
CIK 1119897

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB/A
                         Amendment No. 1

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

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                         EXPLANATORY NOTE

In June 2006 the Securities and Exchange Commission ("SEC") conducted a limited review of our annual report on Form 10-KSB for the year ended December 31, 2005. The SEC requested that we revise the language in the auditor's report provided by Chisholm, Bierwolf & Nilson, LLC, dated March 2, 2006, which is included with the financial statements for the years ended December 31, 2005 and 2004.



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

We conducted our audits in accordance with the standards of the P.C.A.O.B. (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.
Accordingly, we express no such opinion.   An audit also includes examining, on
a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


Date: June 30, 2006            BINGHAM CANYON CORPORATION


                                /S/ Brett D. Mayer
                           By:_______________________________________
                                Brett D. Mayer
                                President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



                               /s/ Brett D. Mayer
Date: June 30, 2006           _______________________________________
                               Brett D. Mayer
                               Principal Executive Officer
                               Principal Financial and Accounting Officer


                               /s/ John W. Peters
Date: June 30, 2006           _______________________________________
                               John W. Peters, Secretary/Treasurer and
                               Director