Form 10QSB
period 2006-06-30
BINGHAM CANYON CORP
filed 2006-08-09
CIK 1119897

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For quarterly period ended June 30, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  Commission File No. 000-31549

                    BINGHAM CANYON CORPORATION
 ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

             Nevada                              51-0292843
      ------------------------      ------------------------------------
      (State of incorporation)      (I.R.S. Employer Identification No.)

    #584, 3359 South Main Street,  Salt Lake City, Utah 84115
    ----------------------------------------------------------
            (Address of principal executive offices )

                          (801) 323-2395
                   (Issuer's telephone number)

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

As of July 17, 2006, Bingham Canyon Corporation had a total of 19,150,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:              Yes  [ ]   No  [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.........7

Item 3.  Controls and Procedures...........................................7

                   PART II: OTHER INFORMATION

Item 6.  Exhibits......................................................... 8

Signatures.................................................................8




                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of results to be expected for any subsequent period.



                    Bingham Canyon Corporation

                  (A Development Stage Company)

                       Financial Statements

                          June 30, 2006

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS

                                                   June 30     December 31
                                                    2006          2005
                                                ------------- -------------
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                           $      6,127  $          -
                                                ------------- -------------

  Total Current Assets                                 6,127             -
                                                ------------- -------------

  TOTAL ASSETS                                  $      6,127  $          -
                                                ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                $     36,850  $     36,850
Loan Payable                                           8,000             -
                                                ------------- -------------

  Total Current Liabilities                           44,850        36,850
                                                ------------- -------------

  Total Liabilities                                   44,850        36,850
                                                ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 100,000,000
 shares authorized; 19,150,000 shares issued
 and outstanding                                      19,150        19,150

Additional Paid-in Capital                            30,850        30,850

Deficit Accumulated During the Development Stage     (88,723)      (86,850)
                                                ------------- -------------

  Total Stockholders' Equity (deficit)               (38,723)      (36,850)
                                                ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $      6,127  $          -
                                                ============= =============




The accompanying notes are an integral part of these financial statements.

                    Bingham Canyon Corporation
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)


                                                                                        From
                                                                                        Inception on
                            For the three  For the three  For the six    For the six    February 27,
                            months ended   months ended   months ended   months ended   1986
                            June 30,       June 30,       June 30,       June 30,       to June 30,
                            2006           2005           2006           2005           2006
                            -------------- -------------- -------------- -------------- --------------

REVENUES                    $           -  $           -  $           -  $           -  $           -
                            -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative          1,873              -          1,873              -         88,723
                            -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                  1,873              -          1,873              -         88,723
                            -------------- -------------- -------------- -------------- --------------
INCOME FROM CONTINUING
OPERATIONS AND BEFORE TAXES        (1,873)             -         (1,873)             -        (88,723)

TAXES                                   -              -              -              -              -
                            -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)           $      (1,873) $           -  $      (1,873) $           -  $     (88,723)
                            ============== ============== ============== ============== ==============

NET LOSS PER SHARE          $           -  $           -  $           -  $           -  $       (0.01)
                            ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                  19,150,000     19,150,000     19,150,000     19,150,000     17,336,726
                            ============== ============== ============== ============== ==============



    The accompanying notes are an integral part of these financial statements.







                            Bingham Canyon Corporation
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
                                                                        From
                                                                        Inception on
                                                                        February 27,
                                             For the six months ended   1986
                                                     June 30,           Through
                                          ----------------------------- June 30,
                                                2006          2005      2006
                                          -------------- -------------- --------------
Cash Flows from Operating Activities

  Net Loss                                $      (1,873) $           -  $     (88,723)
  Adjustments to reconcile net (loss) to
  cash provided (used) by operating
  activities:
    Depreciation & Amortization                       -              -         17,000
    Common stock issued for services rendered         -              -         33,000
  Changes in assets and liabilities:
    Increase in Accounts Payable                      -              -         36,850
                                          -------------- -------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                           (1,873)             -         (1,873)
                                          -------------- -------------- --------------

Cash Flows from Investing Activities                  -              -              -
                                          -------------- -------------- --------------
  Net Cash Provided (Used) by
  Investing Activities                                -              -              -
                                          -------------- -------------- --------------
Cash Flows from Financing Activities
  Proceeds from Note Payable                      8,000              -          8,000
                                          -------------- -------------- --------------
  Net Cash Provided (Used) by
  Financing Activities                            8,000              -          8,000
                                          -------------- -------------- --------------

Increase (Decrease) in Cash                       6,127              -          6,127

Cash and Cash Equivalents at
 Beginning of Period                                  -              -              -
                                          -------------- -------------- --------------
Cash and Cash Equivalents at
 End of Period                            $       6,127  $           -  $       6,127
                                          ============== ============== ==============
Supplemental Cash Flow Information:

  Stock issued for marketing rights       $           -  $           -  $      17,000
  Stock issued for services               $           -  $           -  $      33,000

Cash Paid For:

  Interest                                $           -  $           -  $           -
  Income Taxes                            $           -  $           -  $           -




    The accompanying notes are an integral part of these financial statements

                                        5




                    Bingham Canyon Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2006


GENERAL

Bingham Canyon Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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

NOTE PAYABLE

During the quarter the Company received a loan of $8,000 from an unrelated party. As of the end of the period, the terms of the note have not been finalized.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a shell company and during the next twelve months our management intends to actively seek an operating company to acquire or merge with which may provide operating revenue. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of "going public." However, should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

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

As of June 30, 2006 we had $6,127 cash on hand and total current liabilities of $44,850. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC. We are unable to pay cash for these services and historically have relied on related parties to pay for these costs on our behalf.

During the second quarter of 2006 we borrowed $8,000 from a third party, but as of the date of this filing the terms of this note have not been finalized. We intend to use this cash to fund our operations for the short term, but will likely still rely on related parties to pay for costs on our behalf when we have insufficient cash. We have not entered into written agreements with any related party guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. We may repay our debt with cash, if available, or may convert the debt into common stock.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                               BINGHAM CANYON CORPORATION


                               /S/ Brett D. Mayer
Date: August 8, 2006        By:_______________________________________
                               Brett D. Mayer
                               President, Principal Executive Officer,
                               Principal Financial Officer, and Director