Form 10QSB
period 2007-09-30
BINGHAM CANYON CORP
filed 2007-11-09
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2007

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

 Yes [X]   No [  ]

As of October 29, 2007, Bingham Canyon Corporation had a total of 19,150,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

7

Item 3. Controls and Procedures

8

PART II: OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

8

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of results to be expected for any subsequent period.

Bingham Canyon Corporation

(A Development Stage Company)

Financial Statements

September 30, 2007

Bingham Canyon Corporation
(A Development Stage Company)
Balance Sheets

ASSETS
	September 30	December 31
	2007	2006
	(Unaudited)

CURRENT ASSETS	$ 1,800	$ 1,692

TOTAL ASSETS	$ 1,800	$ 1,692

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - Related party	$ 36,850	$ 36,850
Accounts Payable	18,300	8,600
Total Current Liabilities	55,150	45,450

Total Liabilities	55,150	45,450

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 100,000,000 shares
authorized; 19,150,000 shares issued and outstanding	19,150	19,150

Additional Paid-in Capital	30,850	30,850

Deficit Accumulated During the Development Stage	(103,350)	(93,758)

Total Stockholders' (deficit)	(53,350)	(43,758)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,800	$ 1,692

The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months	For the three months	For the nine months	For the nine months	From Inception on
	ended Sept. 30,	ended Sept. 30,	ended Sept. 30,	ended Sept. 30	February 27, 1986
	2007	2006	2007	2006	to Sept. 30, 2007
REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General & Administrative	1,500	2,529	9,592	4,402	103,350

TOTAL EXPENSES	1,500	2,529	9,592	4,402	103,350

Net Operating Loss	(1,500)	(2,529)	(9,592)	(4,402)	(103,350)

OTHER INCOME (EXPENSE)

Interest Expense	-	(160)	-	(160)	-

LOSS BEFORE TAXES	(1,500)	(2,689)	(9,592)	(4,562)	(103,350)

TAXES	-	-	-	-	-

NET LOSS	$ (1,500)	$ (2,689)	$ (9,592)	$ (4,562)	$ (103,350)

NET LOSS PER SHARE	$ 0	$ 0	$ 0	$ 0	$ (0.01)

WEIGHTED AVERAGE
SHARES OUTSTANDING	19,150,000	19,150,000	19,150,000	19,150,000	17,445,498

The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception on
	For the nine months ended		February 27, 1986
	September 30,		Through
	2007	2006	September 30, 2007

Cash Flows from Operating Activities

Net Loss	$ (9,592)	$ (4,562)	$ (103,350)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:
Depreciation & Amortization	-	-	17,000
Common stock issued for services rendered	-	-	33,000
Changes in assets and liabilities:
Increase in Accounts Payable	9,700	410	55,150

Net Cash Provided (Used) by Operating Activities	108	(4,152)	1,800

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from Note Payable	-	8,000	-

Net Cash Provided (Used) by Financing Activities	-	8,000	-

Increase (Decrease) in Cash	108	3,848	1,800

Cash and Cash Equivalents at Beginning of Period	1,692	-	-

Cash and Cash Equivalents at End of Period	$ 1,800	$ 3,848	$ 1,800

Supplemental Cash Flow Information:

Stock issued for marketing rights	$ -	$ -	$ 17,000
Stock issued for services	$ -	$ -	$ 33,000

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2007

GENERAL

Bingham Canyon Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual  Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

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

As of September 30, 2007 we had $1,800 cash on hand, total current liabilities of $55,150 and we have not recorded revenues for the past two years.  Our independent registered accounting firm has expressed doubt that we can continue as a going concern unless we obtain financing.  The majority of our operating expenses are related to our reporting obligations under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and historically we have relied on loans or related parties to pay for costs on our behalf.  We may repay our debt with cash, if available, or may convert the debt into common stock.

Until we acquire or merge with a business opportunity, we do not anticipate that we will have research and development expense, nor that we will hire employees.

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

Also, he determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 7, 2007	BINGHAM CANYON CORPORATION By: /s/ Brett D. Mayer Brett D. Mayer President, Principal Executive Officer, Principal Financial Officer, and Director

8