Form 10-Q
period 2008-09-30
BINGHAM CANYON CORP
filed 2008-11-07
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of October 27, 2008, was 19,150,000.

_________________________________________________________________________________________

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

8

Item 4T.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 5. Other Information

8

Item 6.  Exhibits

8

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 008, are not necessarily indicative of results to be expected for any subsequent period.

Bingham Canyon Corporation

(A Development Stage Company)

Financial Statements

September 30, 2008

Bingham Canyon Corporation
(A Development Stage Company)
Balance Sheets

ASSETS
	September 30	December 31
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$518	$1,156
Total Current Assets	518	1,156

TOTAL ASSETS	$518	$1,156

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	$59,450	$55,450
Total Current Liabilities	59,450	55,450

Total Liabilities	59,450	55,450

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 100,000,000 shares
authorized; 19,150,000 shares issued and outstanding	19,150	19,150

Additional Paid-in Capital	30,850	30,850

Deficit Accumulated During the Development Stage	(108,932)	(104,294)

Total Stockholders' (deficit)	(58,932)	(54,294)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$518	$1,156

The accompanying notes are an integral part of these financial statements.

Bingham Canyon Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From
	For the	For the	For the	For the	Inception on
	three months	three months	nine months	nine months	February 27,
	ended	ended	ended	ended	1986 to
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007	2008
REVENUES	$-	$-	$-	$-	$-

EXPENSES
General & Administrative	2,532	1,500	4,638	9,592	108,932

TOTAL EXPENSES	2,532	1,500	4,638	9,592	108,932

Net Operating Loss	(2,532)	(1,500)	(4,638)	(9,592)	(108,932)

LOSS BEFORE TAXES	(2,532)	(1,500)	(4,638)	(9,592)	(108,932)

TAXES	-	-	-	-	-

NET LOSS	$(2,532)	$(1,500)	$(4,638)	$(9,592)	$(108,932)

NET LOSS PER SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE
SHARES OUTSTANDING	19,150,000	19,150,000	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
	For the nine		February 27,
	months ended		1986 Through
	September 30,		September 30,
	2008	2007	2008

Cash Flows from Operating Activities
Net Loss	$(4,638)	$(9,592)	$(108,932)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:
Depreciation & Amortization	-	-	17,000
Common stock issued for services rendered			33,000
Changes in assets and liabilities:
Increase in Accounts Payable	4,000	9,700	59,450

Net Cash Provided (Used) by Operating Activities	(638)	108	518

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from Note Payable	-	-	-

Net Cash Provided (Used) by Financing Activities	-	-

Increase (Decrease) in Cash	(638)	108	518

Cash and Cash Equivalents at Beginning of Period	1,156	1,692	-

Cash and Cash Equivalents at End of Period	$518	$1,800	$518

Supplemental Cash Flow Information:

Stock issued for marketing rights	$-	$-	$17,000
Stock issued for services	$-	$-	$33,000

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Bingham Canyon Corporation

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2008

GENERAL

Bingham Canyon Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2008 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-K for the twelve months ended December 31, 2007.

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

Financial Condition

We have had recurring operating losses for the past two fiscal years and, historically, we have relied on loans to meet our cash requirements.  In the short term, we intend to rely on equity or debt transactions with third parties and/or related parties to provide additional capital. We may repay this debt with cash, if available, or may convert the debt into common stock.  We also may issue common stock for services rendered to us.

At September 30, 2008 our cash decreased to $518 and total liabilities increased to $59,450.  The majority of our expenses are related to the preparation of our periodic reports under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and we will need to raise additional funds during the next twelve months.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the second quarter of 2008, we submitted an application to the Financial Industry Regulatory Authority (“FINRA”) to obtain a listing for our common stock on the OTC Bulletin Board.  On September 12, 2008, we received notification from FINRA that our common stock was cleared to trade on the OTC Bulletin Board under the symbol “BGHM”.

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

BINGHAM CANYON CORPORATION By: /s / Brett D. Mayer Brett D. Mayer President and Director Principal Financial Officer	Date: November 7, 2008