Form 10-Q
period 2009-06-30
BINGHAM CANYON CORP
filed 2009-08-05
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of July 20, 2009, was 19,150,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to the Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

8

Item 4T.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2009 and 2008 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2009, are not necessarily indicative of results to be expected for any subsequent period.

BINGHAM CANYON CORPORATION

(A Development Stage Company)

Financial Statements

June 30, 2009

Bingham Canyon Corporation
(A Development Stage Company)
Balance Sheets

ASSETS	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$2,127	$156
Total Current Assets	2,127	156

TOTAL ASSETS	$2,127	$156

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	$64,450	$59,450
Total Current Liabilities	64,450	59,450

Total Liabilities	64,450	59,450

STOCKHOLDERS’ DEFICIT

Common Stock, $.001 par value; 100,000,000 shares
authorized; 19,150,000 shares issued and outstanding	19,150	19,150

Additional Paid-in Capital	30,850	30,850

Deficit Accumulated During the Development Stage	(112,323)	(109,294)

Total Stockholders’ Deficit	(62,323)	(59,294)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,127	$156

The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation
(Development Stage Company)
Statements of Operations
(Unaudited
						From
						Inception on
	For the three		For the six			February 27,
	months ended June 30,		months ended June 30,			1986 to
	2009	2008	2009	2008		June 30,2009

REVENUES	$-	$-	$-	$-		$-

EXPENSES
General & Administrative	747	731	3,029	2,106		112,323

TOTAL EXPENSES	747	731	3,029	2,106		112,323

Net Operating Loss	(747)	(731)	(3,029)	(2,106)		(112,323)

LOSS BEFORE TAXES	(747)	(731)	(3,029)	(2,106)		(112,323)

TAXES	-	-	-	-		-

NET LOSS	$(747)	$(731)	$(3,029)	$(2,106)		$(112,323)

NET LOSS PER SHARE	$-	$-	$-	$-	$

WEIGHTED AVERAGE
SHARES OUTSTANDING	19,150,00	19,150,000	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
			February 27,
	For the six months ended		1986
	June 30,		Through
	2009	2008	June 30, 2009

Cash Flows from Operating Activities
Net Loss	$(3,029)	$(2,106)	$(112,323)
Adjustment to reconcile net loss to cash provided
(used) by operating activities:
Depreciation & amortization	-	-	17,000
Common stock issued for services rendered	-	-	33,000
Changes in assets and liabilities:
Increase in accounts payable	5,000	1,000	64,450

Net Cash Provided (Used) by Operating Activities	1,971	(1,106)	2,127

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities	-	-	-

Increase (Decrease) in Cash	1,971	(1,106)	2,127

Cash and Cash Equivalents at Beginning of Period	156	1,156	-

Cash and Cash Equivalents at End of Period	$2,127	$50	$2,127

Supplemental Cash Flow Information:

Stock issued for marketing rights	$-	$-	$17,000
Stock issued for services	$-	$-	$33,000

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2009

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K.  Operating results for the six-months ended June 30, 2009 are not necessarily indicative of the results to be expected for year ending December 31, 2009.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company and have not recorded revenues from operations for the past two fiscal years.  During the next twelve months our management intends to actively seek an operating company to acquire or merge with which may provide operating revenue.  Based on current regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger with, or acquisition of, a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of “going public.”  However, management believes the struggling global economy will restrict the number of business opportunities available to us and will restrict the cash available for such transactions.  There can be no assurance in the current economy that we will be able to acquire an interest in an operating company.  If a merger or acquisition proves unsuccessful, then it is possible that we may decide not to pursue further merger/acquisition activities.

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

Financial Condition

We have had recurring operating losses for the past two fiscal years and, historically, we have relied on loans to meet our cash requirements.  The majority of our expenses are related to the preparation of our periodic reports under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and we will need to borrow or raise additional funds during the next twelve months.

At June 30, 2009 we had cash of $2,127 and total liabilities of $64,450.  In the short term, we intend to rely on debt or equity transactions with third parties and/or related parties to provide operating capital.  We may repay this debt with cash, if available, or we may convert the debt into common stock.  We also may issue common stock in consideration for services rendered to us.

If we obtain a business opportunity, then it may be necessary to raise additional capital through the sale of our common stock.  We anticipate that the common stock will be issued pursuant to exemptions to registration provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions from the registration requirements.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of the common stock they hold.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the second quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

BINGHAM CANYON CORPORATION By: /s/ Brett D. Mayer Brett D. Mayer President and Director Principal Financial Officer	Date: July 31, 2009

9