Form 10-K/A
period 2010-12-31
BINGHAM CANYON CORP
filed 2011-12-28
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares outstanding of the registrant’s common stock as of December 21, 2011 was 19,150,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART II

Item 8.  Financial Statements and Supplementary Data

3

Item 9A.  Controls and Procedures

13

PART IV

Item 15.  Exhibits, Financial Statement Schedules

13

Signatures

14

In this annual report references to “Bingham Canyon,” “we,” “us,” “our” and “the Company” refer to Bingham Canyon Corporation.

EXPLANATORY NOTE

Based upon a limited review of our periodic reports by the Securities and Exchange Commission staff, on September 13, 2011 the Company received written staff comments regarding our annual report on Form 10-K for the year ended December 31, 2010.  The staff comments requested revisions to the Report of Independent Registered Public Accounting Firm included with the initial Form 10-K.  To provide the requested audit report, the Company was required to reaudit the February 27, 1986 through December 31, 2008 cumulative period financial information.  Accordingly, this amended annual report includes the revised audit report.  In addition, the Company has revised the language in Item 9A to specifically state that our controls and procedures were ineffective for the period covered by the report.  Other than these changes, this amended report does not include subsequent events.

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

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bingham Canyon Corporation

(A Development Stage Company)

Financial Statements

December 31, 2010 and 2009

Morrill & Associates, LLC

Certified Public Accountants

12 South Main, Suite 208

Layton, Utah 84041

801-546-9068 Phone; 801-546-8211 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bingham Canyon Corporation (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Bingham Canyon Corporation (a development stage company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on February 27, 1986 through December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bingham Canyon Corporation (a development stage company) as of December 31, 2010 and 2009 and the results of its operations and cash flows for the year ended December 31, 2010 and for the period from inception on February 27, 1986 through December 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Layton, Utah 84041

December 26, 2011

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

Bingham Canyon Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 3 -

Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2010	2009

Net operating loss carryforward	$ 40,949	$ 38,854
Valuation allowance	(40,949)	(38,854)
Deferred tax asset:	$ 0	$ 0

The change in the valuation allowance was $2,095 during the year ended December 31, 2010.

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2010	2009
Current Federal tax	$ -	$ -
Current State tax	-	-
Change in NOL benefit	2,095	1,694
Change in valuation allowance	(2,095)	(1,694)
	$ -	$ -

Bingham Canyon Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 3 -

Income Taxes (Continued)

         The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $120,441 and $114,278 as of December 31, 2010 and December 31, 2009, respectively, which may be offset against future taxable income through 2029. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended December 31,
	2010	2009
Beginning Balance	$ -	$ -
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending Balance	$ -	$ -

         The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

          The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

           The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2009, 2008 and 2007.

NOTE 4 -    Accounts Payable and Advances

The Company had recorded $71,725 in liabilities for services received, as well as cash advances received from unrelated parties, as accounts payable as it was the intent of management and the counter parties to issue common stock of the Company at some future date for the amounts received.  However, it was subsequently determined that it was not in the best interests of the parties to issue stock for the advances and, therefore, the parties have agreed that these liabilities will be treated as loans effective January 1, 2011, bearing interest at 8% and due on demand.

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

NOTE 7 - Subsequent Event

We have evaluated events occurring after the date of our accompanying balance sheets through the date the financial statements were available to be issued.  Other than the events described below, we did not identify any material subsequent events requiring adjustment to our accompanying condensed financial statements.

Effective January 1, 2011, the Company is treating $71,725 in advances and accounts payable as non-collateralized loans, bearing interest at 8% and due on demand.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)(1)

Financial Statements

The audited financial statements of Bingham Canyon Corporation are included in this report under Item 8 on pages 3 through 11.

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

Date:   December 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Brett D. Mayer

            Brett D. Mayer

Director and President

Principal Executive Officer

Principal Financial and Accounting Officer

Date:   December 27, 2011

By:  /s/John W. Peters

John W. Peters

             Director and Secretary/Treasurer

Date:  December 27, 2011