Form 10-Q
period 2012-03-31
BINGHAM CANYON CORP
filed 2012-05-15
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes [X] No [ ]

The number of shares outstanding of the registrant’s common stock as of May 8, 2012 was 19,150,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6	Exhibits	9
	Signatures	10

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 BINGHAM CANYON CORPORATION

(A Development Stage Company)

Financial Statements

March 31, 2012

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Balance Sheets

	MAR 31, 2012	DEC 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$ 1,850	$ 365
Prepaid expense	4,000	-
Total current assets	5,850	365

TOTAL ASSETS	$ 5,850	$ 365

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 27,998	$ 23,170
Loans	86,450	76,450
Accrued interest	7,741	6,019
Total current liabilities	122,189	105,639
Total liabilities	122,189	105,639
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 19,150,000 shares issued and outstanding	19,150	19,150
Additional paid-in capital	30,850	30,850
Deficit accumulated during the development stage	(166,339)	(155,274)
Total stockholders' equity	(116,339)	(105,274)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,850	$ 365

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2012	FOR THE THREE MONTHS ENDED MAR 31, 2011	FROM INCEPTION ON FEB 27, 1986 TO MAR 31, 2012

Revenues	$ 0	$ 0	$ 0

Expenses
General and administrative	9,343	2,918	158,598
Total expenses	9,343	2,918	158,598

Net loss before other expense	(9,343)	(2,918)	(158,598)

Other income (expense)
Interest expense	(1,722)	(1,535)	(7,741)
Total other income (expense)	(1,722)	(1,535)	(7,741)

Loss from operations before income taxes	(11,065)	(4,453)	(166,339)

Income taxes	0	0	0

Net loss	$ (11,065)	$ (4,453)	$ (166,339)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)

Weighted average shares outstanding	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2012	FOR THE THREE MONTHS ENDED MAR 31, 2011	FROM INCEPTION ON FEB 27, 1986 TO MAR 31, 2012

Cash Flows from Operating Activities
Net loss	$ (11,065)	$ (4,453)	$ (166,339)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	0	0	17,000
Common stock issued for services rendered	0	0	33,000
Changes in assets and liabilities:
Increase in prepaid expenses	(4,000)	0	(4,000)
Increase in accounts payable and accrued expenses	4,828	0	64,848
Accrued interest	1,722	1,535	7,741
Net cash provided (used) by operating activities	(8,515)	(2,918)	(47,750)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Proceeds from notes payable	10,000	5,000	49,600
Net cash provided (used) by financing activities	10,000	5,000	49,600

Increase (decrease) in cash	1,485	2,082	1,850

Cash and cash equivalents at beginning of period	365	1,284	0

Cash and cash equivalents at end of period	$ 1,850	$ 3,366	$ 1,850

Supplemental Cash Flow Information:
Cash paid for interest	$ 0	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0	$ 0

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$ 0	$ 0	$ 17,000
Converted accounts payable and advances into loans	0	0	71,450

The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

March 31, 2012

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year ended December 31, 2012.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years. At March 31, 2012 we had cash of $1,850 and total liabilities of $122,189. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the year ended December 31, 2011 we primarily relied upon advances and loans from third parties to fund our operations. At March 31, 2012, we had $1,850 in cash compared to $365 cash at December 31, 2011. The increase in cash resulted from proceeds from additional loans. We had total liabilities of $122,189 at March 31, 2012 compared to total liabilities of $105,639 at December 31, 2011. The increase in total liabilities primarily represents additional loans of $10,000, along with $6,550 in accounts payable related to administrative and professional services, accrued interest and out-of-pocket costs provided to or paid on behalf of the Company by a third party.

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

Results of Operations

We did not record revenues in either three month period ended March 31, 2012 or 2011 (“first quarter”). General and administrative expense increased from $2,918 for the 2011 first quarter compared to $9,343 for 2012 first quarter and reflects increased costs related to professional services and audit fees. Accordingly, our net loss increased from $4,453 for the 2011 first quarter compared to $11,065 for 2012 first quarter.

Commitments and Obligations

At March 31, 2012 we recorded loans totaling $86,450 and at December 31, 2011 we recorded loans of $76,450 representing services received, as well as cash advances received from unrelated parties. At December 31, 2010 management intended to issue common stock to convert $71,450 owed to third parties; however, it was subsequently determined that it was not in the best interests of all parties to issue stock for the advances and, therefore, the parties agreed that these liabilities would be treated as loans effective January 1, 2011. All of the loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 15, 2012	BINGHAM CANYON CORPORATION By: /s/ Brett D. Mayer Brett D. Mayer President and Director Principal Financial Officer