Form 10-Q
period 2012-08-14
BINGHAM CANYON CORP
filed 2012-08-14
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 6, 2012 was 19,150,000.

	PART II
	OTHER INFORMATION
Item 6.	Exhibits	9
	Signature	10

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BINGHAM CANYON CORPORATION

(A Development Stage Company)

Financial Statements

June 30, 2012

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Condensed Balance Sheets

	JUN 30, 2012	DEC 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$2,008	$365
Total current assets	2,008	365

TOTAL ASSETS	$2,008	$365

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$30,300	$23,170
Loans	90,450	76,450
Accrued interest	9,511	6,019
Total current liabilities	130,261	105,639
Total liabilities	130,261	105,639
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 19,150,000 shares issued and outstanding	19,150	19,150
Additional paid-in capital	30,850	30,850
Deficit accumulated during the development stage	(178,253)	(155,274)
Total stockholders' equity	(128,253)	(105,274)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,008	$365

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUN 30, 2012	FOR THE THREE MONTHS ENDED JUN 30, 2011	FOR THE SIX MONTHS ENDED JUN 30, 2012	FOR THE SIX MONTHS ENDED JUN 30, 2011	FROM INCEPTION ON FEB 27, 1986 TO JUN 30, 2012

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	10,144	692	19,487	3,610	168,742
Total expenses	10,144	692	19,487	3,610	168,742

Net operating loss before other expense	(10,144)	(692)	(19,487)	(3,610)	(168,742)

Other income (expense), non-operating
Interest expense	(1,770)	(1,529)	(3,492)	(3,064)	(9,511)
Total other income (expense)	(1,770)	(1,529)	(3,492)	(3,064)	(9,511)

Loss from operations before income taxes	(11,914)	(2,221)	(22,979)	(6,674)	(178,253)

Income taxes	0	0	0	0	0

Net loss	$(11,914)	$(2,221)	$(22,979)	$(6,674)	$(178,253)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	19,150,000	19,150,000	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUN 30, 2012	FOR THE SIX MONTHS ENDED JUN 30, 2011	FROM INCEPTION ON FEB 27, 1986 TO JUN 30, 2012

Cash Flows from Operating Activities
Net loss	$(22,979)	$(6,674)	$(178,253)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	0	0	17,000
Common stock issued for services rendered	0	0	33,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	7,130	(275)	67,150
Accrued interest	3,492	3,064	9,511
Net cash provided (used) by operating activities	(12,357)	(3,885)	(51,592)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Proceeds from advances and notes payable	14,000	5,000	53,600
Net cash provided (used) by financing activities	14,000	5,000	53,600

Increase (decrease) in cash	1,643	1,115	2,008

Cash and cash equivalents at beginning of period	365	1,284	0

Cash and cash equivalents at end of period	$2,008	$2,399	$2,008

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$0	$0	$17,000
Converted accounts payable and advances into loans	$0	$71,450	$71,450

The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

June 30, 2012

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the full year ended December 31, 2012.

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

NOTE 3 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

In this report references to “Bingham Canyon,” “the Company,” “we,” “us,” and “our” refer to Bingham Canyon Corporation.

FORWARD LOOKING STATEMENTS

The U. S. Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as “may,” “intend,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years. At June 30, 2012 we had cash of $2,008 and total liabilities of $130,261. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the year ended December 31, 2011 we primarily relied upon advances and loans from third parties to fund our operations. At June 30, 2012, we had $2,008 in cash compared to $365 cash at December 31, 2011. The increase in cash resulted from proceeds from additional loans. We had total liabilities of $130,261 at June 30, 2012 compared to total liabilities of $105,639 at December 31, 2011. The increase in total liabilities primarily represents additional loans of $14,000 incurred during the 2012 six month period, along with $4,800 in accounts payable related to administrative and professional services, accrued interest and out-of-pocket costs provided to or paid on behalf of the Company by a third party.

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

Results of Operations

We did not record revenues in either the three or six month periods ended June 30, 2012 or 2011. General and administrative expense increased from $692 for the three month period ended June 30, 2011 (“second quarter”) compared to $10,144 for 2012 second quarter. General and administrative expense increased from $3,610 for the six month period ended June 30, 2011 (“six month period”) compared to $19,487 for 2012 six month period. The increases in general and administrative expense in the 2012 six month period primarily reflect increased costs related to professional consulting services and office expenses and other expenses paid on our behalf.

Total other expense increased in the 2012 interim periods as compared to the 2011 interim periods and represents interest expense on loans.

Accordingly, our net loss increased from $2,221 for the 2011 second quarter compared to $11,914 for the 2012 second quarter. Our net loss increased from $6,674 for the 2011 six month period compared to $22,979 for the 2012 six month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2012 we recorded loans totaling $90,450 and at December 31, 2011 we recorded loans of $76,450 representing services received, as well as cash advances received from unrelated parties. Prior to December 31, 2010 management intended to issue common stock to convert amounts owed to third parties; however, it was determined that it was not in the best interests of all parties to issue stock for the advances and, therefore, the parties agreed that these liabilities would be treated as loans effective January 1, 2011. All of the loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed September 18, 2000)

Part II Exhibits - continued

No.	Description
3(ii)	Bylaws of Bingham Canyon (Incorporated by reference to exhibit 3.3 to Form 10-SB filed September 18, 2000)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2012	BINGHAM CANYON CORPORATION By: /s/ Brett D. Mayer Brett D. Mayer President and Director Principal Financial Officer