Form 10-Q/A
period 2012-06-30
BINGHAM CANYON CORP
filed 2012-08-24
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐ The Company does not have a Web site.

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 24, 2012 was 19,150,000.

EXPLANATORY NOTE

This Amendment No. 2 includes the required Principal Executive Officer Certification, Principal Financial Officer Certification and Section 1350 Certification that were inadvertently omitted with the Company’s original filing on August 14, 2012 of our Form 10-Q for the period ended June 30, 2012.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed September 18, 2000)
3(ii)	Bylaws of Bingham Canyon (Incorporated by reference to exhibit 3.3 to Form 10-SB filed September 18, 2000)
101.INS	XBRL Instance Document (Filed August 22, 2012)
101.SCH	XBRL Taxonomy Extension Schema Document (Filed August 22, 2012)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (Filed August 22, 2012)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Filed August 22, 2012)
101.LAB	XBRL Taxonomy Label Linkbase Document (Filed August 22, 2012)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (Filed August 22, 2012)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 24, 2012	BINGHAM CANYON CORPORATION By: /s/ Brett D. Mayer Brett D. Mayer President and Director Principal Financial Officer

Exhibit 31.1

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Brett D. Mayer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bingham Canyon Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 24, 2012	/s/ Brett D. Mayer Brett D. Mayer Principal Executive Officer

Exhibit 31.2

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Brett D. Mayer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bingham Canyon Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 24, 2012	/s/ Brett D. Mayer Brett D. Mayer Principal Financial Officer

Exhibit 32.1

BINGHAM CANYON CORPORATION

CERTIFICATION OF PERIODIC REPORT

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

18 U.S.C. Section 1350

The undersigned executive officer of Bingham Canyon Corporation certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

a.	the quarterly report on Form 10-Q of Bingham Canyon Corporation for the quarter ended June 30, 2012 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b.	the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Bingham Canyon Corporation.

Date: August 24, 2012	/s/ Brett D. Mayer Brett D. Mayer Principal Executive Officer Principal Financial Officer