Form 10-Q
period 2013-03-31
BINGHAM CANYON CORP
filed 2013-05-03
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934!

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of April 26, 2013 was 19,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BINGHAM CANYON CORPORATION

(A Development Stage Company)

Financial Statements

March 31, 2013

(Unaudited)

BINGHAM CANYON CORPORATION (a Development Stage Company) Condensed Balance Sheets
	MAR 31, 2013	DEC 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$902	$107
Total current assets	902	107
TOTAL ASSETS	$902	$107
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$25,000	$21,800
Loans	114,650	109,150
Accrued interest	15,422	13,129
Total current liabilities	155,072	144,079
Total liabilities	155,072	144,079
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 19,150,000 shares issued and outstanding	19,150	19,150
Additional paid-in capital	30,850	30,850
Deficit accumulated during the development stage	(204,170)	(193,972)
Total stockholders' equity	(154,170)	(143,972)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$902	$107

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION (a Development Stage Company) !Statements of Operations (Unaudited)
	FOR THE THREE MONTHS ENDED MAR 31, 2013	FOR THE THREE MONTHS ENDED MAR 31, 2012	FROM INCEPTION ON FEB 27, 1986 TO MAR 31, 2013
Revenues	$--	$--	$--
Expenses
General and administrative	7,905	9,343	188,748
Total expenses	7,905	9,343	188,748
Net loss before other expense	(7,905)	(9,343)	(188,748)
Other income (expense), Non-operating
Interest expense	(2,293)	(1,722)	(15,422)
Total other income (expense)	(2,293)	(1,722)	(15,422)
Loss from operations before income taxes	(10,198)	(11,065)	(204,170)
Income taxes	--	--	--
Net loss	$(10,198)	(11,065)	(204,170)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION (a Development Stage Company) Condensed Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR 31, 2013	FOR THE THREE MONTHS ENDED MAR 31, 2012	FROM INCEPTION ON FEB 27, 1986 TO MAR 31, 2013

Cash Flows from Operating Activities
Net loss	$(10,198)	$(11,065)	$(204,170)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	—	—	17,000
Common stock issued for services rendered	—	—	33,000
Changes in assets and liabilities:
Increase in prepaid expenses	—	(4,000)	—
Increase in accounts payable and accrued expenses	3,200	4,828	80,550
Accrued interest	2,293	1,722	15,422
Net cash provided (used) by operating activities	(4,705)	(8,515)	(58,198)
Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—	—
Cash Flows from Financing Activities
Proceeds from advances and notes payable	5,500	10,000	59,100
Net cash provided (used) by financing activities	5,500	10,000	59,100
Increase (decrease) in cash	795	1,485	902
Cash and cash equivalents at beginning of period	107	365	—
Cash and cash equivalents at end of period	$902	$1,850	$902
Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$—	$—	$17,000
Converted accounts payable and advances into loans	$—	$—	$109,150

The accompanying notes are an integral part of these financial statements.

Bingham Canyon Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

March 31, 2013

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year ended December 31, 2013.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years. At March 31, 2013 we had cash of $902 and total liabilities of $155,072. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the years ended December 31, 2012 and 2011 we primarily relied upon advances and loans from third parties to fund our operations. At March 31, 2013 we had $902 in cash compared to $107 in cash at December 31, 2012. We had total liabilities of $155,072 at March 31, 2013 compared to $144,079 at December 31, 2012. The increase in total liabilities primarily represents an additional loan of $5,500 from a third party and additional advances of $4,500 related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a third party.

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

Results of Operations

We did not record revenues in either 2013 or 2012. General and administrative expense decreased from $9,343 for the quarterly period ended March 31, 2012 (“2012 first quarter”) to $7,905 for the quarterly period ended March 31, 2013 (“2013 first quarter”). The decrease in general and administrative expense in the 2013 first quarter primarily reflect decreased costs related to professional consulting services and other expenses paid on our behalf.

Total other expense increased from the 2012 first quarter compared to 2013 first quarter and represents interest expense on loans.

Accordingly, our net loss decreased from $11,065 for 2012 first quarter to $10,198 for the 2013 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2013 we recorded loans totaling $114,650 compared to loans totaling $109,150 at December 31, 2012 and loans totaling $76,450 at December 31, 2011. These loans represent services received, as well as cash advances received from unrelated parties. All of the loans are non-collateralized, carry interest at 8% and are due on demand.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the recently enacted Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

BINGHAM CANYON CORPORATION

Date: May 3, 2013	By:	/s/ Brett D. Mayer
Brett D. Mayer President and Director
Principal Financial Officer

