Form 10-Q
period 2013-06-30
BINGHAM CANYON CORP
filed 2013-08-09
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ] The registrant does not have a Web site.

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

Yes [X] No [ ]

The number of shares outstanding of the registrant’s common stock as of August 1, 2013 was 19,150,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements 2

Condensed Balance Sheets 3

Condensed Statements of Operations 4

Condensed Statements of Cash Flows 5

Notes to the Unaudited Condensed Financial Statements 6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations 7

Item 3. Quantitative and Qualitative Disclosures about Market Risk 9

Item 4. Controls and Procedures 9

PART II – OTHER INFORMATION

Item 6. Exhibits 10

Signatures 11

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BINGHAM CANYON CORPORATION

(A Development Stage Company)

Financial Statements

June 30, 2013

(Unaudited)

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Condensed Balance Sheets

	JUN 30, 2013	DEC 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$902	$107
Total current assets	902	107

TOTAL ASSETS	$902	$107

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$30,200	$21,800
Loans	114,650	109,150
Accrued interest	17,715	13,129
Total current liabilities	162,565	144,079
Total liabilities	162,565	144,079
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 19,150,000 shares issued and outstanding	19,150	19,150
Additional paid-in capital	30,850	30,850
Deficit accumulated during the development stage	(211,663)	(193,972)
Total stockholders' equity	(161,663)	(143,972)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$902	$107

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUN 30, 2013	FOR THE THREE MONTHS ENDED JUN 30, 2012	FOR THE SIX MONTHS ENDED JUN 30, 2013	FOR THE SIX MONTHS ENDED JUN 30, 2012	FROM INCEPTION ON FEB 27, 1986 TO JUN 30, 2013

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	5,200	10,144	13,105	19,487	193,948
Total expenses	5,200	10,144	13,105	19,487	193,948

Net operating loss before other expense	(5,200)	(10,144)	(13,105)	(19,487)	(193,948)

Other income (expense), non-operating
Interest expense	(2,293)	(1,770)	(4,586)	(3,492)	(17,715)
Total other income (expense)	(2,293)	(1,770)	(4,586)	(3,492)	(17,715)

Loss from operations before income taxes	(7,493)	(11,914)	(17,691)	(22,979)	(211,663)

Income taxes	0	0	0	0	0

Net loss	$(7,493)	$(11,914)	$(17,691)	$(22,979)	$(211,663)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	19,150,000	19,150,000	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUN 30, 2013	FOR THE SIX MONTHS ENDED JUN 30, 2012	FROM INCEPTION ON FEB 27, 1986 TO JUN 30, 2013

Cash Flows from Operating Activities
Net loss	$(17,691)	$(22,979)	$(211,663)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	--	--	17,000
Common stock issued for services rendered	--	--	33,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	8,400	7,130	85,750
Accrued interest	4,586	3,492	17,715
Net cash provided (used) by operating activities	(4,705)	(12,357)	(58,198)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--	--

Cash Flows from Financing Activities
Proceeds from advances and notes payable	5,500	14,000	59,100
Net cash provided (used) by financing activities	5,500	14,000	59,100

Increase (decrease) in cash	795	1,643	902

Cash and cash equivalents at beginning of period	107	365	--

Cash and cash equivalents at end of period	$902	$2,008	$902

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$--	$--	$17,000
Converted accounts payable and advances into loans	$--	$--	$109,150

The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

June 30, 2013

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year ended December 31, 2013.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the years ended December 31, 2012 and 2011 we primarily relied upon advances and loans from third parties to fund our operations. At June 30, 2013 we had $902 in cash compared to $107 in cash at December 31, 2012. We had total liabilities of $162,565 at June 30, 2013 compared to $144,079 at December 31, 2012. The increase in total liabilities primarily represents an additional loan of $5,500 from a third party and additional advances of $8,700 related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a third party.

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

Results of Operations

We did not record revenues in either 2013 or 2012. General and administrative expense decreased from $19,487 for the six month period ended June 30, 2012 (“2012 six month”) to $13,105 for the six month period ended June 30, 2013 (“2013 six month period”). General and administrative expense decreased from $10,144 for the quarterly period ended June 30, 2012 (“2012 second quarter”) to $5,200 for the quarterly period ended June 30, 2013 (“2013 second quarter quarter”). The decrease in general and administrative expense in the 2013 second quarter and 2013 six month period primarily reflect decreased costs related to professional consulting services and other expenses paid on our behalf.

Total other expense increased from the 2012 second quarter and 2012 six month period compared to the 2013 second quarter and six month period and represents interest expense on loans.

Accordingly, our net loss decreased from $22,979 for 2012 six month period to $17,691 for the 2013 six month period and net loss decreased from $11,914 for 2012 second quarter to $7,493 for the 2013 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2013 we recorded loans totaling $114,650 compared to loans totaling $109,150 at December 31, 2012. These loans represent services received, as well as cash advances received from unrelated parties. All of the loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 8, 2013	BINGHAM CANYON CORPORATION By: /s/ Brett D. Mayer Brett D. Mayer President and Director Principal Financial Officer