Form 10-Q
period 2013-09-30
BINGHAM CANYON CORP
filed 2013-11-12
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of November 4, 2013 was 19,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BINGHAM CANYON CORPORATION

(A Development Stage Company)

Financial Statements

September 30, 2013

(Unaudited)

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Condensed Balance Sheets

	SEPT 30, 2013	DEC 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$3,913	$107
Total current assets	3,913	107
TOTAL ASSETS	$3,913	$107
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$33,600	$21,800
Loans	120,150	109,150
Accrued interest	20,110	13,129
Total current liabilities	173,860	144,079
Total liabilities	173,860	144,079
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 19,150,000 shares issued and outstanding	19,150	19,150
Additional paid-in capital	30,850	30,850
Deficit accumulated during the development stage	(219,947)	(193,972)
Total stockholders' equity	(169,947)	(143,972)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,913	$107

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2013	FOR THE THREE MONTHS ENDED SEPT 30, 2012	FOR THE NINE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2012	FROM INCEPTION ON FEB 27, 1986 TO SEPT 30, 2013

Revenues	$0	$0	$0	$0	$0
Expenses
General and administrative	5,890	6,291	18,995	25,778	199,838
Total expenses	5,890	6,291	18,995	25,778	199,838
Net operating loss before other expense	(5,890)	(6,291)	(18,995)	(25,778)	(199,838)
Other income (expense), non-operating
Interest expense	(2,394)	(1,809)	(6,980)	(5,301)	(20,109)
Total other income (expense)	(2,394)	(1,809)	(6,980)	(5,301)	(20,109)
Loss from operations before income taxes	(8,284)	(8,100)	(25,975)	(31,079)	(219,947)
Income taxes	0	0	0	0	0
Net loss	$(8,284)	$(8,100)	$(25,975)	$(31,079)	$(219,947)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	19,150,000	19,150,000	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2012	FROM INCEPTION ON FEB 27, 1986 TO SEPT 30, 2013

Cash Flows from Operating Activities
Net loss	$(25,975)	$(31,079)	$(219,947)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	—	—	17,000
Common stock issued for services rendered	—	—	33,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	11,800	11,930	94,650
Accrued interest	6,981	5,301	20,110
Net cash provided (used) by operating activities	(7,194)	(13,848)	(55,187)
Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—	—
Cash Flows from Financing Activities
Proceeds from advances and notes payable	11,000	14,000	59,100
Net cash provided (used) by financing activities	11,000	14,000	59,100
Increase (decrease) in cash	3,806	152	3,913
Cash and cash equivalents at beginning of period	107	365	—
Cash and cash equivalents at end of period	$3,913	$517	$3,913
Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$—	$—	$17,000
Converted accounts payable and advances into loans	$—	$—	$109,150

The accompanying notes are an integral part of these financial statements.

Bingham Canyon Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 2013

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year ended December 31, 2013.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the years ended December 31, 2012 and 2011 we primarily relied upon advances and loans from third parties to fund our operations. At September 30, 2013 we had $3,913 in cash compared to $107 in cash at December 31, 2012. We had total liabilities of $173,860 at September 30, 2013 compared to $144,079 at December 31, 2012. The increase in total liabilities primarily represents a loans of $11,000 from third parties and advances of $11,800 related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a third party.

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

Results of Operations

We did not record revenues in either 2013 or 2012. General and administrative expense decreased from $25,778 for the nine month period ended September 30, 2012 (“2012 nine month”) to $18,995 for the nine month period ended September 30, 2013 (“2013 nine month period”). General and administrative expense decreased from $6,291 for the quarterly period ended September 30, 2012 (“2012 third quarter”) to $5,890 for the quarterly period ended September 30, 2013 (“2013 third quarter”). The decrease in general and administrative expense in the 2013 third quarter and 2013 nine month period primarily reflect decreased costs related to professional consulting services and other expenses paid on our behalf.

Total other expense increased from the 2012 third quarter and 2012 nine month period compared to the 2013 third quarter and nine month period and represents interest expense on loans.

Accordingly, our net loss decreased from $31,079 for 2012 nine month period to $25,975 for the 2013 nine month period and net loss increased from $8,100 for the 2012 third quarter to $8,284 for the 2013 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2013 we recorded loans totaling $120,150 compared to loans totaling $109,150 at December 31, 2012. These loans represent services received, as well as cash advances received from unrelated parties. All of the loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

BINGHAM CANYON CORPORATION

Date: November 11, 2013	By:	/s/ Brett D. Mayer
Brett D. Mayer President and Director
Principal Financial Officer

