Form 10-K
period 2013-12-31
BINGHAM CANYON CORP
filed 2014-03-28
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of March 17, 2014 was 19,150,000.

Documents incorporated by reference: None

1

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

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockhkolders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2013, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2013, we had negative working capital of approximately $177,700, had not generated revenues and had accumulated losses of $227,656 since inception. Our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In 2010 we received notification from the Financial Industry Regulatory Authority (“FINRA”) that our common stock was cleared for listing on the OTC Bulletin Board under the symbol “BGHM”. As of the date of this report, there has not been any trading activity in our common stock.

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

Holders and Dividends

We had 88 stockholders of record as of March 17, 2014. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the years ended December 31, 2013 and 2012 we primarily relied upon advances and loans from a shareholder and third parties to fund our operations. At December 31, 2013, we had $2,863 in cash compared to $107 cash at December 31, 2012. We had total liabilities of $180,519 at December 31, 2013 compared to total liabilities of $144,079 at December 31, 2012. The increase in total liabilities primarily represents additional loans of $11,000 obtained during 2013, along with $17,400 in accounts payable related to administrative and professional services, accrued interest and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in either 2013 or 2012. General and administrative expense decreased from $31,588 for 2012 to $24,345 for 2013. The decrease in general and administrative expense in 2013 primarily reflects lower costs related to professional consulting services.

Total other expense increased from $7,110 for 2012 to $9,339 for 2013 and primarily represents interest expense on loans.

Due to reduced general and administrative expense, our net loss decreased from $38,698 for 2012 to $33,684 for 2013. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

Prior to December 31, 2010 management intended to issue common stock to convert cash advances and accounts payable related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder. However, it was determined that it was not in the best interests of all parties to issue stock for these liabilities. Therefore, the parties agreed that the accounts payable as of December 31, 2010 and subsequent accounts payable would be converted to loans at year end and that any cash advances would be treated as interest bearing loans at the time of receipt.

At December 31, 2013 we recorded loans totaling $140,650 from a shareholder and third parties. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During 2013 we borrowed $5,500 from a shareholder and received cash advances of $5,500 from a third party. During 2012 we borrowed $14,000 from a shareholder. During 2013 and 2012 we recorded accounts payable of $17,400 and $20,500, respectively, representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder, which were converted to loans at year end. Accrued interest for all loans at December 31, 2013 was $22,469.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - We qualify as an “emerging growth company” under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Significant Accounting Policies - The Company has no significant operations and is considered a development stage company. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations. Please see “Note 1 - Summary of Significant Accounting Policies” to the financial statements beginning on page 22 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bingham Canyon Corporation

(A Development Stage Company)

Financial Statements

December 31, 2013 and 2012

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

660 SOUTH 200 EAST, SUITE 300

SALT LAKE CITY, UTAH 84111

_______________

(801) 328-2727 FAX (801) 328-1123

_________________________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bingham Canyon Corporation (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Bingham Canyon Corporation (a development stage company) as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from inception on February 27, 1986 through December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Capital Corp. (a development stage company) as of December 31, 2013 and the results of its operations and cash flows for the year then ended and for the period from inception on February 27, 1986 through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

March 28, 2014

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bingham Canyon Corporation (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Bingham Canyon Corporation (a development stage company) as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from inception on February 27, 1986 through December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bingham Canyon Corporation (a development stage company) as of December 31, 2012 and the results of its operations and cash flows for the year ended December 31, 2012 and for the period from inception on February 27, 1986 through December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

March 14, 2012

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Balance Sheets

	DEC 31, 2013	DEC 31, 2012

ASSETS
CURRENT ASSETS
Cash	$2,863	$107
Total current assets	2,863	107

TOTAL ASSETS	$2,863	$107

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$17,400	$21,800
Notes payable – related party	81,550	55,550
Notes payable	59,100	53,600
Accrued interest – related party	10,859	6,019
Accrued interest	11,610	7,110
Total current liabilities	180,519	144,079
Total liabilities	180,519	144,079
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized; 19,150,000 shares issued and outstanding	19,150	19,150
Additional paid-in capital	30,850	30,850
Deficit accumulated during the development stage	(227,656)	(193,972)
Total stockholders' Deficit	(177,656)	(143,972)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,863	$107

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2013	FOR THE YEAR ENDED DEC 31, 2012	FROM INCEPTION ON FEB 27, 1986 TO DEC 31, 2013

Revenues	$--	$--	$--

Expenses
General and administrative	24,345	31,588	205,188
Total expenses	24,345	31,588	205,188

Net loss before other expense	(24,345)	(31,588)	(205,188)

Other income (expense), non-operating
Interest expense – related party	(4,840)	(2,948)	(10,859)
Interest expense	(4,499)	(4,162)	(11,609)
Total other income (expense)	(9,339)	(7,110)	(22,468)

Loss from operations before income taxes	(33,684)	(38,698)	(227,656)

Income taxes	--	--	--

Net loss	$(33,684)	$(38,698)	$(227,656)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements.

Bingham Canyon Corporation
(A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on February 27, 1986 through December 31, 2013
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
Continued-
The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation
(A Development Stage Company)
Statements of Stockholders’ Deficit
From Inception on February 27, 1986 through December 31, 2013 (continued
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance – December 31, 2011	19,150,000	$19,150	$30,850	$(155,274)
Net (loss) for the year ended December 31, 2012	-	-	-	(38,698)
Balance - December 31, 2012	19,150,000	$19,150	$30,850	$(193,972)
Net (loss) for the year ended December 31, 2013	-	-	-	(33,684)
Balance - December 31, 2013	19,150,000	$19,150	$30,850	$(227,656)

The accompanying notes are an integral part of these financial statements
18

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2013	FOR THE YEAR ENDED DEC 31, 2012	FROM INCEPTION ON FEB 27, 1986 TO DEC 31, 2013

Cash Flows from Operating Activities
Net loss	$(33,684)	$(38,698)	(277,656)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	--	--	17,000
Common stock issued for services rendered	--	--	33,000
Expenses paid by related party	17,400	20,500	93,450
Changes in assets and liabilities:
Decrease in accounts payable and accrued expenses	(1,300)	(3,170)	--
Accrued interest	9,340	7,110	22,469
Net cash provided (used) by operating activities	(8,244)	(14,258)	(61,737)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--	--

Cash Flows from Financing Activities
Cash advances – related party	5,500	--	5,500
Proceeds from advances and notes payable	5,500	14,000	59,100
Net cash provided by financing activities	11,000	14,000	64,600

Increase (decrease) in cash	2,756	(258)	2,863

Cash and cash equivalents at beginning of period	107	365	--

Cash and cash equivalents at end of period	$2,863	$107	$2,863

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$--	$--	$17,000
Converted related party accounts payable and advances into loans	$20,500	$18,700	$129,650

The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

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

e.	Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	For the Years Ended December 31,
	2013	2012
Net Loss (numerator)	$ (33,684)	$ (38,698)
Weighted Average Number of Shares Outstanding (denominator)	19,150,000	19,150,000
Basic Loss per Common Share	$ (0.00)	$ (0.00)

For the years ended December 31, 2013 and 2012, the Company had no potentially dilutive common stock equivalents issued.

f.	Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2013 and December 31, 2012.

Bingham Canyon Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $177,656 and has incurred losses of $227,656 since inception. The Company has limited assets and has incurred losses since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $227,700 and $193,972 as of December 31, 2013 and December 31, 2012, respectively, which may be offset against future taxable income through 2031. No tax benefit has been reported in the financial statements.

Bingham Canyon Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 3 - INCOME TAXES (continued)

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2013	2012

Net operating loss carryforward	$ 77,418	$ 65,950
Valuation allowance	(77,418)	(65,950)
Deferred tax asset:	$ --	$ --

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2013	2012

Current Federal tax	$ --	$ --
Current State tax	--	--
Change in NOL benefit	11,468	13,157
Change in valuation allowance	(11,468)	(13,157)
	$ --	$ --

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended December 31,
	2013	2012

Beginning Balance	$ --	$ --
Additions based on tax positions related to current year	--	--
Additions for tax positions of prior years	--	--
Reductions for tax positions of prior years	--	--
Reductions in benefit due to income tax expense	--	--
Ending Balance	$ --	$ --

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

Bingham Canyon Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 3 - INCOME TAXES (continued)

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2012, 2011 and 2010.

NOTE 4 - ACCOUNTS AND NOTES PAYABLE

Through December 31, 2012, the Company had recorded as accounts payable $109,550 for services as well as cash advances received both from related and unrelated parties. It was the intent of management and counter parties to issue common stock of the Company for these liabilities at some future date therefore they were carried as accounts payable and advances. However, it was subsequently determined that it was not in the best interests of the parties to issue stock for these liabilities, therefore, the parties have agreed that these liabilities will be treated as promissory notes. These accounts payable and advances on the books as of January 1, 2011 were converted to Notes Payable which bear interest at 8% and are due on demand.

Accrued interest, including related party accrued interest, was $22.469 and $13,129 at December 31, 2013 and 2012 respectively.

For the fiscal year ended December 31, 2013, a shareholder, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $17,400 in 2013 and $20,500 in 2012.

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

The Company did not issue any common stock, options, warrants or any other stock based awards subsequent to 2003.

NOTE 6 - DEVELOPMENT STAGE COMPANY

The Company has no significant operations and is considered a development stage company and accordingly is accounted for as such under ASC 915. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

Bingham Canyon Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 7 – FAIR VALUE MEASUREMENTS

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. When applicable, we categorize each of our fair value measurements in one of these three levels based on the lowest level input hat significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 - inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short term nature of these instruments.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Form 8-K filed March 19, 2014, Morrill & Associates, LLC resigned as our independent registered public accounting firm due to Morrill & Associates, LLC combining its public audit practice with Pritchett Siler & Hardy, P.C., effective March 10, 2014. As a result, Pritchett Siler & Hardy, P.C. became the Company's independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency. Specifically, during the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

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

For the year ended December 31, 2013, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Brett D. Mayer	42	Director and President	From June 30, 2000 until next annual meeting.
John W. Peters	62	Director and Secretary/Treasurer	From July 19, 1999 until next annual meeting.

Brett D. Mayer – From January 1995 to the present Mr. Mayer has been employed as an account executive for Universal Business Insurance which primarily markets and sells insurance. He received a bachelor’s degree in economics from the University of Utah.

John W. Peters – Mr. Peters began semi-retirement in December 2012 and started a landscape company. From 2007 to 2012 Mr. Peters was employed by Principal Leasing, Inc. as an office manager. From 2003 to 2012 he served as the President of Development Specialties, Inc., a property management company. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Luis Obispo, California.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Brett D. Mayer, did not receive compensation from the Company during the year ended December 31, 2013. None of our executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 19,150,000 shares of common stock outstanding as of March 17, 2014.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
VIP Worldnet, Inc. 800 E. Charleston Blvd Las Vegas, NV 89104	15,009,450 (1)	78.4
(1) VIP Worldnet, Inc. holds 15,000,000 shares and its affiliates beneficially own 9,450 shares.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
John W. Peters	850,200 (1)	4.4
Directors and officers as a group	850,200	4.4
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

	2013	2012
Audit fees	$ 5,100	$ 5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements

The audited financial statements of Bingham Canyon Corporation are included in this report under Item 8 on pages 14 through 26.

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

Date: March 28, 2014		BINGHAM CANYON CORPORATION

	By:	/s/ Brett D. Mayer
Brett D. Mayer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2014	By:	/s/ Brett D. Mayer
Brett D. Mayer
Director and President
Principal Executive Officer
Principal Financial and Accounting Officer

Date: March 28, 2014	By:	/s/ John W. Peters
John W. Peters
Director and Secretary/Treasurer

