Form 10-Q
period 2014-03-31
BINGHAM CANYON CORP
filed 2014-05-08
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 1, 2014 was 19,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BINGHAM CANYON CORPORATION

(A Development Stage Company)

Financial Statements

March 31, 2014

 (Unaudited)

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Balance Sheets

	MAR 31, 2014	DEC 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$7,763	$2,863
Total current assets	7,763	2,863

TOTAL ASSETS	$7,763	$2,863

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$20,200	$17,400
Accounts payable	3,500	—
Notes payable – related party	81,550	81,550
Notes payable	64,000	59,100
Accrued interest – related party	12,080	10,859
Accrued interest	12,788	11,610
Total current liabilities	194,118	180,519
Total liabilities	194,118	180,519
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized; 19,150,000 shares issued and outstanding	19,150	19,150
Additional paid-in capital	30,850	30,850
Deficit accumulated during the development stage	(236,355)	(227,656)
Total stockholders' Deficit	(186,355)	(177,656)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,763	$2,863

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2014	FOR THE THREE MONTHS ENDED MAR 31, 2013	FROM INCEPTION ON FEB 27, 1986 TO MAR 31, 2014

REVENUES	$—	$—	$—

Expenses
General and administrative	6,300	7,905	211,488
Total expenses	6,300	7,905	211,488

Net loss before other expense	(6,300)	(7,905)	(211,488)

Other income (expense), non-operating
Interest expense – related party	(1,221)	(1,221)	(12,080)
Interest expense	(1,178)	(1,072)	(12,787)
Total other income (expense)	(2,399)	(2,293)	(24,867)

Loss from operations before income taxes	(8,699)	(10,198)	(236,355)

Income taxes	—	—	—

Net loss	$(8,699)	$(10,198)	$(236,355)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2014	FOR THE THREE MONTHS ENDED MAR 31, 2013	FROM INCEPTION ON FEB 27, 1986 TO MAR 31, 2014

Cash Flows from Operating Activities
Net loss	$(8,699)	$(10,198)	(236,355)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	—	—	17,000
Common stock issued for services rendered	—	—	33,000
Expenses paid by related party	2,800	4,500	96,250
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	3,500	(1,300)	3,500
Accrued interest – related party	1,221	1,221	12,080
Accrued interest	1,178	1,072	12,788
Net cash provided (used) by operating activities	—	(4,705)	(61,737)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—	—

Cash Flows from Financing Activities
Cash advances – related party	—	—	5,500
Proceeds from advances and notes payable	4,900	5,500	64,000
Net cash provided by financing activities	4,900	5,500	69,500

Increase (decrease) in cash	4,900	795	7,763

Cash and cash equivalents at beginning of period	2,863	107	—

Cash and cash equivalents at end of period	$7,763	$902	$7,763

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$—	$—	$17,000
Converted related party accounts payable and advances into loans	$—	$—	$129,650

The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

March 31, 2014

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the years ended December 31, 2013 and 2012 we primarily relied upon advances and loans from third parties to fund our operations. At March 31, 2014 we had $7,763 in cash compared to $2,863 in cash at December 31, 2013. We had total liabilities of $194,118 at March 31, 2014 compared to $180,519 at December 31, 2013. The increase in total liabilities primarily represents loans of $4,900 and accounts payable of $3,500 from third parties, along with accounts payable of $2,800 related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in either the 2014 or 2013 first quarters. General and administrative expense decreased from $7,905 for the quarterly period ended March 31, 2013 (“2013 first quarter”) to $6,300 for the quarterly period ended March 31, 2014 (“2014 third quarter”). The decrease in general and administrative expense in the 2014 first quarter primarily reflects decreased costs related to professional consulting services and other expenses paid on our behalf.

Total other expense increased from the 2013 first quarter and 2014 first quarter and represents interest expense on loans.

Accordingly, our net loss decreased from $10,198 for 2013 first quarter to $8,699 for the 2014 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2014 we recorded notes payable totaling $145,550 compared to notes payable totaling $140,650 at December 31, 2013. These notes payable represent services received, as well as cash advances received from unrelated parties and a shareholder. All of the loans are non-collateralized, carry interest at 8% and are due on demand.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - We qualify as an “emerging growth company” under the recently enacted Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 8, 2014	BINGHAM CANYON CORPORATION By: /s/ Brett D. Mayer Brett D. Mayer President and Director Principal Financial Officer