Form 10-Q
period 2014-06-30
BINGHAM CANYON CORP
filed 2014-07-29
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of July 21, 2014 was 19,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BINGHAM CANYON CORPORATION

(A Development Stage Company)

Financial Statements

June 30, 2014

(Unaudited)

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Condensed Balance Sheets

	JUNE 30, 2014	DEC. 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,213	$2,863
Total current assets	3,213	2,863

TOTAL ASSETS	$3,213	$2,863

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$22,900	$17,400
Accounts payable	—	—
Notes payable – related party	81,550	81,550
Notes payable	64,000	59,100
Accrued interest – related party	14,121	10,859
Accrued interest	14,068	11,610
Total current liabilities	196,639	180,519
Total liabilities	196,639	180,519
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized; 19,150,000 shares issued and outstanding	19,150	19,150
Additional paid-in capital	30,850	30,850
Deficit accumulated during the development stage	(243,426)	(227,656)
Total stockholders' Deficit	(193,426)	(177,656)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,213	$2,863

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2014	FOR THE THREE MONTHS ENDED JUNE 30, 2013	FOR THE SIX MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2013	FROM INCEPTION ON FEB 27, 1986 TO JUNE 30, 2014

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	3,750	5,200	10,050	13,105	215,238
Total expenses	3,750	5,200	10,050	13,105	215,238

Net operating loss before other expense	(3,750)	(5,200)	(10,050)	(13,105)	(215,238)

Other income (expense), non-operating
Interest expense – related party	(2,041)	(1,221)	(3,262)	(2,398)	(14,121)
Interest expense	(1,280)	(1,072)	(2,458)	(2,188)	(14,067)
Total other income (expense)	(3,321)	(2,293)	(5,720)	(4,586)	(28,188)

Loss from operations before income taxes	(7,071)	(7,493)	(15,770)	(17,691)	(243,426)

Income taxes	0	0	0	0	0

Net loss	$(7,071)	$(7,493)	$(15,770)	$(17,691)	$(243,426)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	19,150,000	19,150,000	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

(a Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2013	FROM INCEPTION ON FEB 27, 1986 TO JUNE 30, 2014

Cash Flows from Operating Activities
Net loss	$(15,770)	$(17,691)	(243,426)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	—	—	17,000
Common stock issued for services rendered	—	—	33,000
Expenses paid by related party	5,500	8,700	98,950
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	—	(300)	—
Accrued interest – related party	3,262	2,398	14,121
Accrued interest	2,458	2,188	14,068
Net cash provided (used) by operating activities	(4,550)	(4,705)	(66,287)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—	—

Cash Flows from Financing Activities
Cash advances – related party	—	—	5,500
Proceeds from advances and notes payable	4,900	5,500	64,000
Net cash provided by financing activities	4,900	5,500	69,500

Increase (decrease) in cash	350	795	3,213

Cash and cash equivalents at beginning of period	2,863	107	—

Cash and cash equivalents at end of period	$3,213	$902	$3,213

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$—	$—	$17,000
Converted related party accounts payable and advances into loans	$—	$—	$129,650

The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

June 30, 2014

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the years ended December 31, 2013 and 2012 we primarily relied upon advances and loans from a shareholder and third parties to fund our operations. At June 30, 2014 we had $3,213 in cash compared to $2,863 in cash at December 31, 2013. We had total liabilities of $196,639 at June 30, 2014 compared to $180,519 at December 31, 2013. The increase in total liabilities primarily represents advances and loans of $4,900, accrued interest of $5,720, along with accounts payable of $5,500 related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder during the six month period ended June 30, 2014.

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

Results of Operations

We did not record revenues in either the 2014 or 2013 six-month periods. General and administrative expense decreased from $13,105 for the six month period ended June 30, 2013 to $10,050 for the six month period ended June 30, 2014. General and administrative expense decreased from $5,200 for the three month period ended June 30, 2013 to $3,750 for the three month period ended June 30, 2014. The decrease in general and administrative expense in the 2014 first quarter primarily reflects decreased costs related to professional consulting services and other expenses paid on our behalf.

Total other expense increased from $4,586 for the 2013 six month period to $5,720 for the 2014 six month period. Total other expense increased from $2,293 from the 2013 second quarter to $3,321 for the 2014 second quarter. These expenses represent interest expense on loans from related and third parties.

Accordingly, our net loss decreased from $17,691 for 2013 six month period to $15,770 for the 2014 six month period. Net loss decreased from $7,493 for 2013 second quarter to $7,071 for the 2014 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2014 we recorded notes payable totaling $145,550 compared to notes payable totaling $140,650 at December 31, 2013. These notes payable represent services received, as well as cash advances received from third parties and a shareholder. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed September 18, 2000)
3(ii)	Bylaws of Bingham Canyon (Incorporated by reference to exhibit 3.3 to Form 10-SB, filed September 18, 2000)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BINGHAM CANYON CORPORATION

Date: July 29, 2014	By:	/s/ Brett D. Mayer
Brett D. Mayer
President and Director
Principal Financial Officer

