Form 10-Q
period 2014-09-30
BINGHAM CANYON CORP
filed 2014-11-12
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of November 6, 2014 was 19,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BINGHAM CANYON CORPORATION

Financial Statements

September 30, 2014

(Unaudited)

BINGHAM CANYON CORPORATION

Condensed Balance Sheets

	SEPT 30, 2014	DEC. 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,774	$2,863
Total current assets	1,774	2,863

TOTAL ASSETS	$1,774	$2,863

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$25,500	$17,400
Notes payable – related party	81,550	81,550
Notes payable	64,000	59,100
Accrued interest – related party	15,752	10,859
Accrued interest	15,348	11,610
Total current liabilities	202,150	180,519
Total liabilities	202,150	180,519
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized; 19,150,000 shares issued and outstanding	19,150	19,150
Additional paid-in capital	30,850	30,850
Deficit accumulated	(250,376)	(227,656)
Total stockholders' Deficit	(200,376)	(177,656)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,774	$2,863

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2014	FOR THE THREE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2013

Revenues	$0	$0	$0	$0

Expenses
General and administrative	4,040	5,890	14,090	18,995
Total expenses	4,040	5,890	14,090	18,995

Net operating loss before other expense	(4,040)	(5,890)	(14,090)	(18,995)

Other income (expense), non-operating
Interest expense – related party	(1,631)	(1,221)	(4,893)	(3,619)
Interest expense	(1,279)	(1,173)	(3,737)	(3,361)
Total other income (expense)	(2,910)	(2,394)	(8,630)	(6,980)

Loss from operations before income taxes	(6,950)	(8,284)	(22,720)	(25,975)

Income taxes	0	0	0	0

Net loss	$(6,950)	$(8,284)	$(22,720)	$(25,975)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	19,150,000	19,150,000	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2013

Cash Flows from Operating Activities
Net loss	$(22,720)	$(25,975)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	8,100	13,100
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	—	(1,300)
Accrued interest – related party	4,893	3,619
Accrued interest	3,738	3,362
Net cash provided (used) by operating activities	(5,989)	(7,194)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Cash advances – related party	—	5,500
Proceeds from advances and notes payable	4,900	5,500
Net cash provided by financing activities	4,900	11,000

Increase (decrease) in cash	(1,089)	3,806

Cash and cash equivalents at beginning of period	2,863	107

Cash and cash equivalents at end of period	$1,774	$3,913

The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation

Notes to the Unaudited Condensed Financial Statements

September 30, 2014

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

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

NOTE 3 – Recent Pronouncement

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 4 – Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues for the past two fiscal years. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the years ended December 31, 2013 and 2012 we primarily relied upon advances and loans from a shareholder and third parties to fund our operations. At September 30, 2014 we had $1,774 in cash compared to $2,863 in cash at December 31, 2013. We had total liabilities of $202,150 at September 30, 2014 compared to $180,519 at December 31, 2013. The increase in total liabilities primarily represents advances and loans of $4,900, accrued interest of $8,631, along with accounts payable of $8,100 related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder during the nine month period ended September 30, 2014.

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

Results of Operations

We did not record revenues in either the 2014 or 2013 nine month periods. General and administrative expense decreased from $18,995 for the nine month period ended September 30, 2013 to $14,090 for the nine month period ended September 30, 2014. General and administrative expense decreased from $5,890 for the three month period ended September 30, 2013 to $4,040 for the three month period ended September 30, 2014. The decrease in general and administrative expense in the 2014 first quarter primarily reflects decreased costs related to professional consulting services and other expenses paid on our behalf.

Total other expense increased from $6,980 for the 2013 nine month period to $8,630 for the 2014 nine month period. Total other expense increased from $2,394 from the 2013 third quarter to $2,910 for the 2014 third quarter. These expenses represent interest expense on loans from related and third parties.

Accordingly, our net loss decreased from $25,975 for 2013 nine month period to $22,720 for the 2014 nine month period. Net loss decreased from $8,284 for 2013 third quarter to $6,950 for the 2014 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2014 we recorded notes payable totaling $145,550 compared to notes payable totaling $140,650 at December 31, 2013. These notes payable represent services received, as well as cash advances received from third parties and a shareholder. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

BINGHAM CANYON CORPORATION

Date: November 12, 2014	By:	/s/ Brett D. Mayer
Brett D. Mayer
President and Director
Principal Financial Officer

