Form 10-K
period 2014-12-31
BINGHAM CANYON CORP
filed 2015-02-23
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of February 13, 2015 was 19,150,000.

Documents incorporated by reference: None

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is cleared to be quoted on the OTC Bulletin Board, however, there is currently no public trading on any market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Certain conflicts of interest exist or may develop between us and our executive officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and Mr. Peters holds management positions with other reporting companies that are also seeking merger candidates. (See Part III, Item 10, below.) Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to us.

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

In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for future operations because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

Form of Acquisition

We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed to fill those vacancies without any vote by our stockholders.

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

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public reporting companies, many of which may have more funds available for such transactions.

Effect of Existing or Probable Governmental Regulations on Business

We are subject to rules and regulations created by the Dodd-Frank Wall Street Reform and Consumer Protection Act that became effective July 21, 2010, and the JOBS Act. These Acts have changed legal requirements for the purchase and sale of securities and have authorized the SEC to propose new regulations to satisfy the requirements of the Acts. As of the date of this report, the SEC is moving forward with new rule proposals and as a reporting company we will be subject to any new regulations promulgated under the Securities Act or Exchange Act.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2014, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2014, we had negative working capital of $206,687, had not generated revenues and had accumulated losses of $256,687 since inception. Based on these factors, our auditors have issued a going concern opinion (See Note 2 to the financial statements). We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction. Our common stock is cleared for quotation on the OTC Bulletin Board, but our shares are not trading as of the date of this report. Accordingly, there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In 2010 we received notification from the Financial Industry Regulatory Authority (“FINRA”) that our common stock was cleared for quotation on the OTC Bulletin Board using the symbol “BGHM”. As of the date of this report, there has not been any trading activity in our common stock.

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

Holders and Dividends

We had 88 stockholders of record as of February 13, 2015. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are an emerging growth company that has not recorded revenues for the past two fiscal years. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the years ended December 31, 2014 and 2013 we primarily relied upon advances and loans from a shareholder and third parties to fund our operations. At December 31, 2014, we had $774 in cash compared to $2,863 cash at December 31, 2013. We had total liabilities of $207,461 at December 31, 2014 compared to total liabilities of $180,519 at December 31, 2013. The increase in total liabilities in 2014 primarily represents additional loans of $4,900, along with $10,500 in accounts payable related to administrative and professional services, accrued interest and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in either 2014 or 2013. General and administrative expense decreased to $17,490 for 2014 compared to $24,345 for 2013. The decrease in general and administrative expense in 2014 primarily reflects lower costs related to professional consulting services.

Total other expense increased to $11,541 for 2014 compared to $9,339 for 2013 and primarily represents interest expense on loans.

Due to reduced general and administrative expense, our net loss decreased to $29,031 for 2014 compared to $33,684 for 2013. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2014 we recorded notes payable totaling $162,950 compared to notes payable totaling $140,650 at December 31, 2013. These notes payable represent services received, as well as cash advances received from third parties and a shareholder. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable for the fiscal years ended December 31, 2014 and December 31, 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BINGHAM CANYON CORPORATION

Financial Statements

December 31, 2014 and 2013

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1466 N. HIGHWAY 89 STE. 230

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

_________________________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bingham Canyon Corporation

Salt Lake City, Utah

We have audited the accompanying balance sheets of Bingham Canyon Corporation as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bingham Canyon Corporation as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

February 17, 2015

BINGHAM CANYON CORPORATION

Balance Sheets

	DEC 31, 2014	DEC 31, 2013

ASSETS
CURRENT ASSETS
Cash	$774	$2,863
Total current assets	774	2,863

TOTAL ASSETS	$774	$2,863

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$10,500	$17,400
Notes payable – related party	98,950	81,550
Notes payable	64,000	59,100
Accrued interest – related party	17,383	10,859
Accrued interest	16,628	11,610
Total current liabilities	207,461	180,519
Total liabilities	207,461	180,519
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized; 19,150,000 shares issued and outstanding	19,150	19,150
Additional paid-in capital	30,850	30,850
Accumulated deficit	(256,687)	(227,656)
Total stockholders' Deficit	(206,687)	(177,656)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$774	$2,863

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2014	FOR THE YEAR ENDED DEC 31, 2013

Revenues	$—	$—

Expenses
General and administrative	17,490	24,345
Total expenses	17,490	24,345

Net loss before other expense	(17,490)	(24,345)

Other income (expense), non-operating
Interest expense – related party	(6,524)	(4,840)
Interest expense	(5,017)	(4,499)
Total other income (expense)	(11,541)	(9,339)

Loss from operations before income taxes	(29,031)	(33,684)

Income taxes	—	—

Net loss	$(29,031)	$(33,684)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements.

Bingham Canyon Corporation
Statements of Stockholders’ Deficit
For the years ended December 31, 2013 and 2014

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance - December 31, 2012	19,150,000	$19,150	$30,850	$(193,972)
Net (loss) for the year ended December 31, 2013	—	—	—	(33,684)
Balance - December 31, 2013	19,150,000	19,150	30,850	(227,656)
Net (loss) for the year ended December 31, 2014	—	—	—	(29,031)
Balance - December 31, 2014	19,150,000	$19,150	$30,850	$(256,687)

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2014	FOR THE YEAR ENDED DEC 31, 2013

Cash Flows from Operating Activities
Net loss	$(29,031)	$(33,684)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	10,500	17,400
Changes in assets and liabilities:
Decrease in accounts payable and accrued expenses	—	(1,300)
Accrued interest – related party	6,524	4,840
Accrued Interest - other	5,018	4,500
Net cash provided (used) by operating activities	(6,989)	(8,244)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Cash advances – related party	—	5,500
Proceeds from advances and notes payable	4,900	5,500
Net cash provided by financing activities	4,900	11,000

Increase (decrease) in cash	(2,089)	2,756

Cash and cash equivalents at beginning of period	2,863	107

Cash and cash equivalents at end of period	$774	$2,863

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Converted related party accounts payable and advances into loans	$17,400	$20,500

The accompanying notes are an integral part of these financial statements.

Bingham Canyon Corporation

Notes to the Financial Statements

December 31, 2014 and 2013

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

	For the Years Ended December 31,
	2014	2013
Net Loss (numerator)	$(29,031)	$(33,684)
Weighted Average Number of Shares Outstanding (denominator)	19,150,000	19,150,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2014 and 2013, the Company had no potentially dilutive common stock equivalents issued.

f.	Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2014 and December 31, 2013.

Bingham Canyon Corporation

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $206,687 and has incurred losses of $256,687 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $256,700 and $227,700 as of December 31, 2014 and December 31, 2013, respectively, which may be offset against future taxable income through 2031. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2014	2013

Net operating loss carryforward	$87,278	$77,418
Valuation allowance	(87,278)	(77,418)
Deferred tax asset:	$—	$—

Bingham Canyon Corporation

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 3 - Income Taxes (Continued)

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2014	2013

Current Federal tax	$—	$—
Current State tax	—	—
Change in NOL benefit	9,860	11,468
Change in valuation allowance	(9,860)	(11,468)
	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended December 31,
	2014	2013

Beginning Balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending Balance	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2012 and 2011.

NOTE 4 - Accounts and Notes Payable

Through December 31, 2014, the Company had recorded as accounts payable $109,450 for services as well as cash advances received both from related and unrelated parties. It was the intent of management and counter parties to issue common stock of the Company for these liabilities at some future date therefore they were carried as accounts payable and advances. However, it was subsequently determined that it was not in the best interests of the parties to issue stock for these liabilities, therefore, the parties have agreed that these liabilities will be treated as promissory notes. The accounts payable and advances on the books as of January 1, 2011 were converted to Notes Payable which bear interest at 8% and are due on demand

Bingham Canyon Corporation

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 4 - Accounts and Notes Payable (Continued)

Accrued interest, including related party accrued interest, was $34,011 and $22,469 at December 31, 2014 and 2013 respectively.

For the fiscal year ended December 31, 2014, a shareholder, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $10,500 in 2014 and $17,400 in 2013.

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

NOTE 6 - Recent Pronouncement

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

Bingham Canyon Corporation

Notes to the Financial Statements

December 31, 2014 and 2013

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

For the year ended December 31, 2014, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Brett D. Mayer	43	Director and President	From June 30, 2000 until next annual meeting.
John W. Peters	63	Director and Secretary/Treasurer	From July 19, 1999 until next annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Brett D. Mayer, did not receive compensation from the Company during the year ended December 31, 2014. None of our executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 19,150,000 shares of common stock outstanding as of February 13, 2015.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees paid to our principal accounting firm, Pritchett Siler & Hardy, P.C., in connection with the audit of our financial statements and other professional services for each of the last two fiscal years.

	2014	2013
Audit fees	$5,100	$5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements

The audited financial statements of Bingham Canyon Corporation are included in this report under Item 8 on pages 14 through 24.

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

BINGHAM CANYON CORPORATION

Date: February 23, 2015	By:	/s/ Brett D. Mayer
Brett D. Mayer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2015	By:	/s/ Brett D. Mayer
Brett D. Mayer
Director and President
Principal Executive Officer
Principal Financial and Accounting Officer

Date: February 23, 2015	By:	/s/John W. Peters
John W. Peters
Director and Secretary/Treasurer

