Form 10-Q
period 2015-03-31
BINGHAM CANYON CORP
filed 2015-05-11
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 6, 2015 was 19,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BINGHAM CANYON CORPORATION

Financial Statements

March 31, 2015

(Unaudited)

BINGHAM CANYON CORPORATION

Condensed Balance Sheets

	MAR 31, 2015	DEC 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,374	$774
Total current assets	2,374	774

TOTAL ASSETS	$2,374	$774

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$13,300	$10,500
Notes payable – related party	98,950	98,950
Notes payable	69,000	64,000
Accrued interest – related party	19,362	17,383
Accrued interest	17,918	16,628
Total current liabilities	218,530	207,461
Total liabilities	218,530	207,461
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized; 19,150,000 shares issued and outstanding	19,150	19,150
Additional paid-in capital	30,850	30,850
Accumulated deficit	(266,156)	(256,687)
Total stockholders' Deficit	(216,156)	(206,687)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,374	$774

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2015	FOR THE THREE MONTHS ENDED MAR 31, 2014

Revenues	$—	$—

Expenses
General and administrative	6,200	6,300
Total expenses	6,200	6,300

Net operating loss before other expense	(6,200)	(6,300)

Other income (expense), non-operating
Interest expense – related party	(1,979)	(1,221)
Interest expense	(1,290)	(1,178)
Total other income (expense)	(3,269)	(2,399)

Loss from operations before income taxes	(9,469)	(8,699)

Income taxes	—	—

Net loss	$(9,469)	$(8,699)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2015	FOR THE THREE MONTHS ENDED MAR 31, 2014

Cash Flows from Operating Activities
Net loss	$(9,469)	$(8,699)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	2,800	2,800
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	—	3,500
Accrued interest – related party	1,979	1,221
Accrued interest	1,290	1,178
Net cash provided (used) by operating activities	(3,400)	—

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable	5,000	4,900
Net cash provided by financing activities	5,000	4,900

Increase (decrease) in cash	1,600	4,900

Cash and cash equivalents at beginning of period	774	2,863

Cash and cash equivalents at end of period	$2,374	$7,763

The accompanying notes are an integral part of these financial statements.

Bingham Canyon Corporation

Notes to the Unaudited Condensed Financial Statements

March 31, 2015

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

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

NOTE 3 - Recent Pronouncement

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the years ended December 31, 2014 and 2013 we primarily relied upon advances and loans from a shareholder and third parties to fund our operations. At March 31, 2015 we had $2,374 in cash compared to $774 in cash at December 31, 2014. We had total liabilities of $218,530 at March 31, 2015 compared to $207,461 at December 31, 2014. The increase in total liabilities primarily represents advances and loans of $5,000, accrued interest of $3,269, along with accounts payable of $2,800 related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder during the quarter ended March 31, 2015.

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

Results of Operations

We did not record revenues in either the 2015 or 2014 first quarter. General and administrative expense decreased from $6,300 for the three month period ended March 31, 2014 to $6,200 for the three month period ended March 31, 2015. The decrease in general and administrative expense in the 2015 first quarter primarily reflects lower EDGAR filing costs.

Total other expense increased from $2,399 for the 2014 first quarter to $3,269 for the 2015 first quarter. These expenses represent accrued interest expense on loans from related and third parties.

Accordingly, our net loss increased from $8,699 for the 2014 first quarter to $9,469 for the 2015 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2015 we recorded notes payable totaling $167,950 compared to notes payable totaling $162,950 at December 31, 2014. These notes payable represent services received, as well as cash advances received from third parties and a shareholder. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

At March 31, 2015 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

BINGHAM CANYON CORPORATION

Date: May 11, 2015	By:	/s/Brett D. Mayer
Brett D. Mayer
President and Director
Principal Financial Officer

