Form 10-Q
period 2015-06-30
BINGHAM CANYON CORP
filed 2015-08-11
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 5, 2015 was 19,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BINGHAM CANYON CORPORATION

Financial Statements

June 30, 2015

(Unaudited)

BINGHAM CANYON CORPORATION

Condensed Balance Sheets

	JUNE 30, 2015	DEC 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,534	$774
Total current assets	2,534	774

TOTAL ASSETS	$2,534	$774

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$15,200	$10,500
Notes payable – related party	98,950	98,950
Notes payable	70,700	64,000
Accrued interest – related party	21,341	17,383
Accrued interest	19,297	16,628
Total current liabilities	225,488	207,461
Total liabilities	225,488	207,461
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized; 19,150,000 shares issued and outstanding	19,150	19,150
Additional paid-in capital	30,850	30,850
Accumulated deficit	(272,954)	(256,687)
Total stockholders' Deficit	(222,954)	(206,687)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,534	$774

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2015	FOR THE THREE MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2015	FOR THE SIX MONTHS ENDED JUNE 30, 2014

Revenues	$0	$0	$0	$0

Expenses
General and administrative	3,440	3,750	9,640	10,050
Total expenses	3,440	3,750	9,640	10,050

Net operating loss before other expense	(3,440)	(3,750)	(9,640)	(10,050)

Other income (expense), non-operating
Interest expense – related party	(1,979)	(2,041)	(3,958)	(3,262)
Interest expense	(1,379)	(1,280)	(2,669)	(2,458)
Total other income (expense)	(3,358)	(3,321)	(6,627)	(5,720)

Loss from operations before income taxes	(6,798)	(7,071)	(16,267)	(15,770)

Income taxes	0	0	0	0

Net loss	$(6,798)	$(7,071)	$(16,267)	$(15,770)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	19,150,000	19,150,000	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2015	FOR THE SIX MONTHS ENDED JUNE 30, 2014

Cash Flows from Operating Activities
Net loss	$(16,267)	$(15,770)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	4,700	5,500
Changes in assets and liabilities:
Accrued interest – related party	3,958	3,262
Accrued interest	2,669	2,458
Net cash provided (used) by operating activities	(4,940)	(4,550)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable	6,700	4,900
Net cash provided by financing activities	6,700	4,900

Increase (decrease) in cash	1,760	350

Cash and cash equivalents at beginning of period	774	2,863

Cash and cash equivalents at end of period	$2,534	$3,213

The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation

Notes to the Unaudited Condensed Financial Statements

June 30, 2015

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the years ended December 31, 2014 and 2013 we primarily relied upon advances and loans from a shareholder and third parties to fund our operations. At June 30, 2015 we had $2,534 in cash compared to $774 in cash at December 31, 2014. We had total liabilities of $225,488 at June 30, 2015 compared to $207,461 at December 31, 2014. The increase in total liabilities primarily represents advances and loans of $6,700, accrued interest of $3,360, along with accounts payable of $4,700 related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder during the six months ended June 30, 2015.

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

Results of Operations

We did not record revenues in either the 2015 or 2014 six month periods. General and administrative expense decreased from $10,050 for the six month period ended June 30, 2014 to $9,640 for the six month period ended June 30, 2015. General and administrative expense decreased from $3,750 for the 2014 second quarter ended June 30, 2014 to $3,440 for the 2015 second quarter. The decrease in general and administrative expense for the 2015 interim periods primarily reflects reduced EDGAR filing costs and consulting services.

Total other expense increased from $5,720 for the 2014 six month period to $6,627 for the 2015 six month period and increased from $3,321 for the 2014 second quarter to $3,358 for the 2015 second quarter. These expenses represent accrued interest expense on loans from related and third parties.

Accordingly, our net loss increased from $15,770 for the 2014 six month period to $16,267 for the 2015 six month period and decreased from $7,071 for the 2014 second quarter to $6,798 for the 2015 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2015 we recorded notes payable totaling $169,650 compared to notes payable totaling $162,950 at December 31, 2014. These notes payable represent services received, as well as cash advances received from third parties and a shareholder. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

At June 30, 2015 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

BINGHAM CANYON CORPORATION

Date: August 10, 2015	By:	/s/Brett D. Mayer
Brett D. Mayer
President and Director
Principal Financial Officer

