Form 10-Q
period 2015-09-30
BINGHAM CANYON CORP
filed 2015-10-30
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of October 30, 2015 was 19,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BINGHAM CANYON CORPORATION

Financial Statements

September 30, 2015

(Unaudited)

BINGHAM CANYON CORPORATION

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2015	DEC 31, 2014

ASSETS
CURRENT ASSETS
Cash	$2,159	$774
Total current assets	2,159	774

TOTAL ASSETS	$2,159	$774

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$16,900	$10,500
Accounts payable – vendor	800	—
Notes payable – related party	98,950	98,950
Notes payable	70,700	64,000
Accrued interest – related party	23,320	17,383
Accrued interest	20,711	16,628
Total current liabilities	231,381	207,461
Total liabilities	231,381	207,461
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized; 19,150,000 shares issued and outstanding	19,150	19,150
Additional paid-in capital	30,850	30,850
Accumulated deficit	(279,222)	(256,687)
Total stockholders' Deficit	(229,222)	(206,687)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,159	$774

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2015	FOR THE THREE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2015	FOR THE NINE MONTHS ENDED SEPT 30, 2014

Revenues	$0	$0	$0	$0

Expenses
General and administrative	2,875	4,040	12,515	14,090
Total expenses	2,875	4,040	12,515	14,090

Net operating loss before other expense	(2,875)	(4,040)	(12,515)	(14,090)

Other income (expense), non-operating
Interest expense – related party	(1,979)	(1,631)	(5,937)	(4,893)
Interest expense	(1,414)	(1,279)	(4,083)	(3,737)
Total other income (expense)	(3,393)	(2,910)	(10,020)	(8,630)

Loss from operations before income taxes	(6,268)	(6,950)	(22,535)	(22,720)

Income taxes	0	0	0	0

Net loss	$(6,268)	$(6,950)	$(22,535)	$(22,720)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	19,150,000	19,150,000	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2015	FOR THE NINE MONTHS ENDED SEPT 30, 2014

Cash Flows from Operating Activities
Net loss	$(22,535)	$(22,720)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	6,400	8,100
Changes in assets and liabilities:
Accounts payable – vendor	800	—
Accrued interest – related party	5,937	4,893
Accrued interest	4,083	3,738
Net cash provided (used) by operating activities	(5,315)	(5,989)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable	6,700	4,900
Net cash provided by financing activities	6,700	4,900

Increase (decrease) in cash	1,385	(1,089)

Cash and cash equivalents at beginning of period	774	2,863

Cash and cash equivalents at end of period	$2,159	$1,774

The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation

Notes to the Unaudited Condensed Financial Statements

September 30, 2015

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues for the past two fiscal years and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

Effective August 20, 2015, we entered into a non-binding letter of intent related to a proposed exchange of shares to effect Bingham’s acquisition of an operating company. However, we have not entered into any definitive agreement relating to this transaction as of the filing date of this report. The operating company is a technology licensing company specializing in environmentally safe solutions for global sustainability and license technology. Currently, the operating company owns a patented biodegradable plastics technology which is being marketed and licensed worldwide. The operating company distributes and promotes licensed, new proprietary equipment created and manufactured specifically to eliminate biocidal contamination from water supplies, industrial fluids, food processing, control of contaminants from the production of oil and gas and numerous applications within the medical industry. It also works in the agricultural areas pre- and post- harvest of fruits, vegetables and animal feed crops.

Consummation of the transaction is subject to a number of conditions, including execution of a definitive share exchange agreement. As of the date of this report, there can be no assurance that the parties will reach a definitive share exchange agreement or that the acquisition will be successfully completed.

We anticipate that the evaluation of this opportunity will be complex. We expect that our due diligence will encompass meetings with its business management and inspection of its operations, as well as review of financial and other information that may be available to our management. This review may be conducted either by our management or by unaffiliated third party consultants that the Company may engage. The Company’s limited funds and the lack of full-time management will likely make it impracticable to conduct an exhaustive investigation.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During 2015 and 2014 we have primarily relied upon advances and loans from a shareholder and third parties to fund our operations. At September 30, 2015 we had $2,159 in cash compared to $774 in cash at December 31, 2014. We had total liabilities of $231,381 at September 30, 2015 compared to $207,461 at December 31, 2014. The increase in total liabilities primarily represents advances and loans of $6,700, accrued interest of $10,020, along with accounts payable of $7,200 related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder during the nine months ended September 30, 2015.

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

Results of Operations

We did not record revenues in either the 2015 or 2014 nine month periods. General and administrative expense decreased to $12,515 for the nine month period ended September 30, 2015 compared to $14,090 for the nine month period ended September 30, 2014. General and administrative expense decreased to $2,875 for the 2015 third quarter compared to $4,040 for the 2014 third quarter. The decrease in general and administrative expense for the 2015 interim periods primarily reflects reduced EDGAR filing costs and consulting services.

Total other expense increased to $10,020 for the 2015 nine month period compared to $8,630 for the 2014 nine month period and increased to $3,393 for the 2015 third quarter compared to $2,910 for the 2014 third quarter. These expenses represent accrued interest expense on loans from related and third parties.

Accordingly, our net loss decreased to $22,535 for the 2015 nine month period compared to $22,720 for the 2014 nine month period and decreased to $6,268 for the 2015 third quarter compared to $6,950 for the 2014 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2015 we recorded notes payable totaling $169,650 compared to notes payable totaling $162,950 at December 31, 2014. These notes payable represent services received, as well as cash advances received from third parties and a shareholder. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

At September 30, 2015 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed third fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

BINGHAM CANYON CORPORATION

Date: October 30, 2015	By:	/s/Brett D. Mayer
Brett D. Mayer
President and Director
Principal Financial Officer

