Form 10-K
period 2015-12-31
BINGHAM CANYON CORP
filed 2016-03-29
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of March 1, 2016 was 19,150,000.

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

Effective August 20, 2015, Bingham entered into a non-binding letter of intent related to a proposed exchange of shares to effect Bingham’s acquisition of an operating company. Bingham plans to acquire 100% of the operating company’s common stock in exchange for a majority of shares of Bingham’s common stock. The Bingham common stock will be offered and sold in reliance upon exemptions from registration under the Securities Act and state securities laws. The original letter of intent expired December 31, 2015 and the parties agreed in December 2015 to extend the expiration date to March 31, 2016.

Consummation of the transaction is subject to a number of conditions, including execution of a definitive share exchange agreement. The parties are now finalizing their due diligence, including their auditing requirements, and are completing their negotiations and terms of the definitive share exchange agreement. As of the date of this report, there can be no assurance that the parties will reach a definitive share exchange agreement or that the acquisition will be successfully completed.

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

If the current acquisition is not accomplished, we intend to continue our search for a business opportunity. Our search will not be limited to any particular geographical area or industry and includes both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash, will be potential merger or acquisition candidates.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is cleared to be quoted on the OTC Bulletin Board; however, there is currently no public trading on any market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Certain conflicts of interest exist or may develop between the Company and our executive officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and Mr. Peters holds management positions with other reporting companies that are also seeking merger candidates. (See Part III, Item 10, below.) Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to us.

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

Effect of Existing or Probable Governmental Regulations on Business.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2015, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2015, we had negative working capital of $235,520, had not generated revenues and had accumulated losses of $285,520 since inception. Based on these factors, our auditors have issued a going concern opinion (See Note 2 to the financial statements). We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

We can give no assurances that we will successfully close the proposed operating business acquisition or that we can identify and evaluate suitable business opportunities, if the acquisition fails. We cannot guarantee that we will be able to negotiate a business combination on favorable terms. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.

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

Holders and Dividends

We had 88 stockholders of record as of March 1, 2016. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

The current proposed combination or any other target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the years ended December 31, 2015 and 2014 we primarily relied upon advances and loans from a shareholder and third parties to fund our operations. At December 31, 2015, we had $254 in cash compared to $774 cash at December 31, 2014. We had total liabilities of $235,774 at December 31, 2015 compared to total liabilities of $207,461 at December 31, 2014. The increase in total liabilities in 2015 primarily represents additional loans of $6,700, accrued interest of $13,413 along with $8,200 in accounts payable related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in either 2015 or 2014. General and administrative expense decreased to $15,420 for 2015 compared to $17,490 for 2014. The decrease in general and administrative expense in 2015 primarily reflects lower costs related to professional consulting services.

Total other expense increased to $13,413 for 2015 compared to $11,541 for 2014 and primarily represents interest expense on loans.

Primarily due to reduced general and administrative expense, our net loss decreased to $28,833 for 2015 compared to $29,031 for 2014. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2015 we recorded notes payable totaling $180,150 compared to notes payable totaling $162,950 at December 31, 2014. These notes payable represent services received, as well as cash advances received from third parties and a shareholder. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable for the fiscal years ended December 31, 2015 and December 31, 2014.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BINGHAM CANYON CORPORATION

Financial Statements

December 31, 2015 and 2014

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bingham Canyon Corporation

Salt Lake City, Utah

We have audited the accompanying balance sheets of Bingham Canyon Corporation as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bingham Canyon Corporation as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 3, 2016

BINGHAM CANYON CORPORATION

Balance Sheets

	DEC 31, 2015	DEC 31, 2014

ASSETS
CURRENT ASSETS
Cash	$254	$774
Total current assets	254	774

TOTAL ASSETS	$254	$774

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$8,200	$10,500
Notes payable – related party	109,450	98,950
Notes payable	70,700	64,000
Accrued interest – related party	25,299	17,383
Accrued interest	22,125	16,628
Total current liabilities	235,774	207,461
Total liabilities	235,774	207,461
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized; 19,150,000 shares issued and outstanding	19,150	19,150
Additional paid-in capital	30,850	30,850
Accumulated deficit	(285,520)	(256,687)
Total stockholders' Deficit	(235,520)	(206,687)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$254	$774

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2015	FOR THE YEAR ENDED DEC 31, 2014

Revenues	$—	$—

Expenses
General and administrative	15,420	17,490
Total expenses	15,420	17,490

Net loss before other expense	(15,420)	(17,490)

Other income (expense), non-operating
Interest expense – related party	(7,916)	(6,524)
Interest expense	(5,497)	(5,017)
Total other income (expense)	(13,413)	(11,541)

Loss from operations before income taxes	(28,833)	(29,031)

Income taxes	—	—

Net loss	$(28,833)	$(29,031)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Statements of Stockholders’ Deficit

For the years ended December 31, 2014 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2013	19,150,000	19,150	$30,850	$(227,656)	$(177,656)
Net income (loss) for the year ended December 31, 2014	—	—	—	(29,031)	(29,031)
Balance – December 31, 2014	19,150,000	19,150	30,850	(256,687)	(206,687)
Net income (loss) for the year ended December 31, 2015	—	—	—	(28,833)	(28,833)
Balance – December 31, 2015	19,150,000	19,150	$30,850	$(285,520)	$(235,520)

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2015	FOR THE YEAR ENDED DEC 31, 2014

Cash Flows from Operating Activities
Net loss	$(28,833)	$(29,031)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	8,200	10,500
Changes in assets and liabilities:
Accrued interest – related party	7,916	6,524
Accrued Interest - other	5,497	5,018
Net cash provided (used) by operating activities	(7,220)	(6,989)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable	6,700	4,900
Net cash provided by financing activities	6,700	4,900

Increase (decrease) in cash	(520)	(2,089)

Cash and cash equivalents at beginning of period	774	2,863

Cash and cash equivalents at end of period	$254	$774

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Converted related party accounts payable and advances into loans	$10,500	$17,400

The accompanying notes are an integral part of these financial statements.

Bingham Canyon Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

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

	For the Years Ended December 31,
	2015	2014
Net Loss (numerator)	$(28,833)	$(29,031)
Weighted Average Number of Shares Outstanding (denominator)	19,150,000	19,150,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2015 and 2014, the Company had no potentially dilutive common stock equivalents issued.

f. Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2015 and December 31, 2014.

Bingham Canyon Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $235,520 and has incurred losses of $285,520 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $285,500 and $256,700 as of December 31, 2015 and December 31, 2014, respectively, which may be offset against future taxable income through 2031. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2015	2014

Net operating loss carryforward (at 34%)	$97,070	$87,278
Valuation allowance	(97,070)	(87,278)
Deferred tax asset:	$—	$—

Bingham Canyon Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 3 - INCOME TAXES (Continued)

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2015	2014

Current Federal tax	$—	$—
Current State tax	—	—
Change in NOL benefit	9,792	9,860
Change in valuation allowance	(9,792)	(9,860)
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2014, 2013 and 2012.

NOTE 4 - ACCOUNTS AND NOTES PAYABLE

Through December 31, 2015, the Company had recorded as accounts payable $188,350 for services as well as cash advances received both from related and unrelated parties. It was the intent of management and counter parties to issue common stock of the Company for these liabilities at some future date therefore they were carried as accounts payable and advances. However, it was subsequently determined that it was not in the best interests of the parties to issue stock for these liabilities, therefore, the parties have agreed that these liabilities will be treated as promissory notes. The accounts payable and advances were converted to Notes Payable which bear interest at 8% and are due on demand. The amounts converted in 2015 and 2014 were $10,500 and $17,400, respectively.

Accrued interest, including related party accrued interest, was $47,424 and $34,011 at December 31, 2015 and 2014 respectively.

For the fiscal year ended December 31, 2015, a shareholder, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $8,200 in 2015 and $10,500 in 2014.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company did not issue any common stock, options, warrants or any other stock based awards subsequent to 2003.

Bingham Canyon Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 6 - RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Form 8-K filed March 19, 2014, Pritchett Siler & Hardy, P.C. became the Company's independent registered public accounting firm; replacing Morrill & Associates, LLC.

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

For the year ended December 31, 2015, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

John W. Peters, our Director and Secretary/Treasurer has decided to resign his management positions with the Company to pursue other interests. He has not expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Board determined it would be in the best interest of the Company to delay a change in management until after our Form 10-K for the 2015 year had been filed. Accordingly, the Board has determined to delay the effective date of Mr. Peters’ resignation and the appointment of his replacement.

Pursuant to a Board resolution dated March 18, 2016, the change in management will become effective April 1, 2016. On that date the resignation of John W. Peters as a director will become effective and Gregory W. Albers is appointed to fill the director vacancy on the Board. In addition, the Board accepts Mr. Peters’ resignation as Secretary/Treasurer of the Company and appoints Mr. Albers to those positions, also effective on April 1, 2016.

Mr. Albers is 67 years old and is the President and Chief Executive Officer of Life Insurance Buyers, Inc., a life insurance brokerage. Since 1995 to the present, Mr. Albers has worked in the viatical and life settlement industry and, based on his experience, he has testified as an expert regarding that industry’s issues in Kansas legislative committees. Prior to 1995 he worked as an independent life broker and a New England Life Insurance Company insurance agent. He earned a Bachelor’s degree in Business from Kansas State University.

Mr. Albers experience owning and operating his own insurance business may prove helpful in our search and selection of a business opportunity. During the past ten years he has not been involved in any legal proceedings that are material to an evaluation of his ability or integrity. Prior to his appointment, Mr. Albers has not had any related party transactions with the Company or its affiliates and he has no family relationship with any current executive officer or director of the Company. He does not own any common shares of the Company.

The Company has not entered into any written compensation agreement with Mr. Albers as of the date of this report, but the Company may enter into such an agreement in the future.

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

Name	Age	Position Held	Director Term
Brett D. Mayer	44	Director and President	From June 30, 2000 until next annual meeting.
John W. Peters	64	Director and Secretary/Treasurer	From July 19, 1999 until next annual meeting.

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

Mr. Peters has over 10 years of experience serving in management positions for private companies and public reporting companies and this experience may prove significant in our search for a business opportunity. He currently serves as a director and executive officer of C & C Tours, Inc. and Cancer Capital Corp., blank check companies that have a class of securities registered with the SEC pursuant to Section 12.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Brett D. Mayer, did not receive compensation from the Company during the year ended December 31, 2015. None of our executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 19,150,000 shares of common stock outstanding as of March 1, 2016.

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

	2015	2014
Audit fees	$5,100	$5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements

The audited financial statements of Bingham Canyon Corporation are included in this report under Item 8 on pages 15 through 24.

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

Date: March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Brett D. Mayer

    Brett D. Mayer

    Director and President

    Principal Executive Officer

    Principal Financial and Accounting Officer

Date: March 28, 2016

By: /s/ John W. Peters

    John W. Peters

    Director and Secretary/Treasurer

Date: March 28, 2016

