Form 10-Q
period 2016-03-31
BINGHAM CANYON CORP
filed 2016-05-06
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of May 5, 2016 was 19,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BINGHAM CANYON CORPORATION

Financial Statements

March 31, 2016

(Unaudited)

BINGHAM CANYON CORPORATION

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2016	DEC 31, 2015

ASSETS
CURRENT ASSETS
Cash	$3,764	$254
Total current assets	3,764	254

TOTAL ASSETS	$3,764	$254

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,300	$8,200
Accounts payable – vendor	3,000	—
Notes payable – related party	109,450	109,450
Notes payable	74,700	70,700
Accrued interest – related party	27,488	25,299
Accrued interest	23,539	22,125
Total current liabilities	248,477	235,774
Total liabilities	248,477	235,774

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized; 19,150,000 shares issued and outstanding	19,150	19,150
Additional paid-in capital	30,850	30,850
Accumulated deficit	(294,713)	(285,520)
Total stockholders' Deficit	(244,713)	(235,520)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,764	$254

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2016	FOR THE THREE MONTHS ENDED MAR 31, 2015

Revenues	$—	$—

Expenses
General and administrative	5,590	6,200
Total expenses	5,590	6,200

Net operating loss before other expense	(5,590)	(6,200)

Other income (expense), non-operating
Interest expense – related party	(2,189)	(1,979)
Interest expense	(1,414)	(1,290)
Total other income (expense)	(3,603)	(3,269)

Loss from operations before income taxes	(9,193)	(9,469)

Income taxes	—	—

Net loss	$(9,193)	$(9,469)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2016	FOR THE THREE MONTHS ENDED MAR 31, 2015

Cash Flows from Operating Activities
Net loss	$(9,193)	$(9,469)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	2,100	2,800
Changes in assets and liabilities:
Accounts payable – vendor	3,000	—
Accrued interest – related party	2,189	1,979
Accrued interest	1,414	1,290
Net cash provided (used) by operating activities	(490)	(3,400)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable	4,000	5,000
Net cash provided by financing activities	4,000	5,000

Increase (decrease) in cash	3,510	1,600

Cash and cash equivalents at beginning of period	254	774

Cash and cash equivalents at end of period	$3,764	$2,374

The accompanying notes are an integral part of these financial statements

Bingham Canyon Corporation

Notes to the Unaudited Condensed Financial Statements

March 31, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year ended December 31, 2016.

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

Effective August 20, 2015, Bingham Canyon entered into a letter of intent related to a proposed acquisition of an operating company. Paradigm Convergence Technologies, Inc. (“Paradigm”) is an operating company that markets and distributes both licensed and proprietary technologies that focus on environmentally safe solutions and has developed and markets a line of its own proprietary technologies.

The parties have completed their due diligence as called for in the letter of intent and are now negotiating the final terms of the definitive Share Exchange Agreement (the “Agreement”). The Agreement will call for Bingham Canyon to acquire 100% of Paradigm’s common stock in exchange for shares of Bingham Canyon’s common stock. The Agreement is expected to close on or before July 31, 2016. If the Agreement is not closed by that date, it will be deemed void.

The Bingham Canyon common stock to be issued in the exchange transaction will not be registered under the Securities Act of 1933, as amended, (the “Securities Act”), and the shares may not be offered or sold in the United States absent an effective registration statement pertaining to the shares, or an applicable exemption is available from the registration requirements of the Act. The Bingham Canyon common stock issued and exchanged, in the absence of an effective registration statement, shall only be offered and sold subject to and in reliance upon exemptions from registration under the Act and relevant state securities laws.

In the event the Paradigm acquisition is not completed, we expect to explore other business opportunities. We anticipate that the selection of a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of securities. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During 2016 and 2015 we have primarily relied upon advances and loans from a shareholder and third parties to fund our operations. At March 31, 2016 we had $3,764 in cash compared to $254 in cash at December 31, 2015. We had total liabilities of $248,477 at March 31, 2016 compared to $235,774 at December 31, 2015. The increase in total liabilities primarily represents advances and loans of $4,000, accrued interest of $3,603, along with accounts payable of $5,100 related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder during the three months ended March 31, 2016.

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

Results of Operations

We did not record revenues in either the 2016 or 2015 first quarters. General and administrative expense decreased to $5,590 for the 2016 first quarter compared to $6,200 for the 2015 first quarter. The decrease in general and administrative expense for the 2016 first quarter primarily reflects reduced consulting services.

Total other expense increased to $3,603 for the 2016 first quarter compared to $3,269 for the 2015 first quarter. These expenses represent accrued interest expense on notes payable from related and third parties.

Accordingly, our net loss decreased to $9,193 for the 2016 first quarter compared to $9,469 for the 2015 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2016 we recorded notes payable totaling $184,150 compared to notes payable totaling $180,150 at December 31, 2015. These notes payable represent services received, as well as cash advances received from third parties and a shareholder. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable as of March 31, 2016.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

BINGHAM CANYON CORPORATION

Date: May 6, 2016	By:	/s/Brett D. Mayer
Brett D. Mayer
President and Director
Principal Financial Officer

