Form 10-Q
period 2016-06-30
BINGHAM CANYON CORP
filed 2016-08-15
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 5, 2016 was 19,150,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BINGHAM CANYON CORPORATION

Financial Statements

June 30, 2016

(Unaudited)

BINGHAM CANYON CORPORATION

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2016	DEC 31, 2015

ASSETS
CURRENT ASSETS
Cash	$459	$254
Total current assets	459	254

TOTAL ASSETS	$459	$254

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$11,900	$8,200
Accounts payable – vendor	800	—
Notes payable – related party	109,450	109,450
Notes payable	74,700	70,700
Accrued interest – related party	29,677	25,299
Accrued interest	25,033	22,125
Total current liabilities	251,560	235,774
Total liabilities	251,560	235,774

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized; 19,150,000 shares issued and outstanding	19,150	19,150
Additional paid-in capital	30,850	30,850
Accumulated deficit	(301,101)	(285,520)
Total stockholders' Deficit	(251,101)	(235,520)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$459	$254

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2016	FOR THE THREE MONTHS ENDED JUNE 30, 2015	FOR THE SIX MONTHS ENDED JUNE 30, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2016

Revenues	$—	$—	$—	$—

Expenses
General and administrative	2,705	3,440	8,295	9,640
Total expenses	2,705	3,440	8,295	9,640

Net operating loss before other expense	(2,705)	(3,440)	(8,295)	(9,640)

Other income (expense), non-operating
Interest expense – related party	(2,189)	(1,979)	(4,378)	(3,958)
Interest expense	(1,494)	(1,379)	(2,908)	(2,669)
Total other income (expense)	(3,683)	(3,358)	(7,286)	(6,627)

Loss from operations before income taxes	(6,388)	(6,798)	(15,581)	(16,267)

Income taxes	—	—	—	—

Net loss	$(6,388)	$(6,798)	$(15,581)	$(16,267)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	19,150,000	19,150,000	19,150,000	19,150,000

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015

Cash Flows from Operating Activities
Net loss	$(15,581)	$(16,267)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	3,700	4,700
Changes in assets and liabilities:
Accounts payable – vendor	800	—
Accrued interest – related party	4,378	3,958
Accrued interest	2,908	2,669
Net cash provided (used) by operating activities	(3,795)	(4,940)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from advances and notes payable	4,000	6,700
Net cash provided by financing activities	4,000	6,700

Increase (decrease) in cash	205	1,760

Cash and cash equivalents at beginning of period	254	774

Cash and cash equivalents at end of period	$459	$2,534

The accompanying notes are an integral part of these financial statements.

Bingham Canyon Corporation

Notes to the Unaudited Condensed Financial Statements

June 30, 2016

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year ended December 31, 2016.

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

NOTE 4 – Subsequent Events

On August 10, 2016, the Company entered into a Securities Exchange Agreement with Paradigm Convergence Technologies Corporation (“Paradigm”) to effect the acquisition of Paradigm as a wholly-owned subsidiary within thirty calendar days of the Securities Exchange Agreement effective date.

In this report references to “Bingham,” “the Company,” “we,” “us,” and “our” refer to Bingham Canyon Corporation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Bingham has not recorded revenues for the past two fiscal years and we are dependent upon financing to continue basic operations. On August 10, 2016, Bingham entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Paradigm Convergence Technologies Corporation, a Nevada corporation (“Paradigm”). Pursuant to the terms of the Exchange Agreement, Paradigm will become a wholly-owned subsidiary of Bingham after the exchange transaction. Bingham will be a holding company, which through Paradigm, is engaged in the business of marketing new products and technologies through licensing and joint ventures. This Exchange Agreement and the business of Paradigm are discussed more fully in Part II, Item 5. Other Information, below.

Paradigm is a technology licensing company specializing in environmentally safe solutions for global sustainability. The company owns a patented biodegradable plastic technology and holds distribution rights to innovative products and technologies for eliminating biocidal contamination from water supplies, industrial fluids, hard surfaces, food processing equipment and medical devices. Beginning in 2012 Paradigm initiated operations and raised capital for operations through loans and sale of the company’s common stock. Paradigm recorded a net loss of $494,290 for the year ended December 31, 2015 and recorded a net loss of $436,969 for the six month period ended June 30, 2016.

Paradigm’s business activities will focus on leveraging the opportunities presented by the Hydrolyte™ and BioPlax® product technologies. (See Item 5. Other Information, Description of Paradigm’s Business, below.) Paradigm will seek out joint ventures and partnerships, licensing fees and royalties, and engage in Annihilyzer® equipment leasing to increase revenues. However, Paradigm may not be able to identify suitable license or joint venture opportunities, nor guarantee that any such agreements will be profitable.

The Bingham common stock to be issued in the exchange transaction will not be registered under the Securities Act of 1933, as amended, (the “Securities Act”), and the shares may not be offered or sold in the United States absent an effective registration statement pertaining to the shares, or an applicable exemption is available from the registration requirements of the Act. The Bingham common stock issued and exchanged, in the absence of an effective registration statement, shall only be offered and sold subject to and in reliance upon exemptions from registration under the Act and relevant state securities laws.

After the Closing Date it may be necessary to raise additional capital. We anticipate that we may sell our common stock to raise this additional capital. We expect that we would issue such stock pursuant to exemptions to the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933. We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

Liquidity and Capital Resources

Bingham has not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During 2016 and 2015 we have primarily relied upon advances and loans from a stockholder and third parties to fund our operations. At June 30, 2016 we had $459 in cash compared to $254 in cash at December 31, 2015. We had total liabilities of $251,560 at June 30, 2016 compared to $235,774 at December 31, 2015. The increase in total liabilities primarily represents advances and loans of $4,000, accrued interest of $7,286, along with accounts payable of $3,700 related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a stockholder during the six months ended June 30, 2016.

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

Results of Operations

Bingham did not record revenues in either the 2016 or 2015 six month period ended June 30. General and administrative expense decreased to $8,295 for the 2016 six month period compared to $9,640 for the 2015 six month period.

General and administrative expense decreased to $2,705 for the 2016 second quarter compared to $3,440 for the 2015 second quarter. The decrease in general and administrative expense for the 2016 six month period primarily reflects reduced consulting services.

Total other expense increased to $7,286 for the 2016 six month period compared to $6,627 for the 2015 six month period. Total other expense increased to $3,683 for the 2016 second quarter compared to $3,358 for the 2015 second quarter. These expenses represent accrued interest expense on notes payable from related and third parties.

Accordingly, our net loss decreased to $15,581 for the 2016 six month period compared to $16,267 for the 2015 six month period and net loss decreased to $6,388 for the 2016 second quarter compared to $6,798 for the 2015 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2016 Bingham recorded notes payable totaling $184,150 compared to notes payable totaling $180,150 at December 31, 2015. These notes payable represent services received, as well as cash advances received from third parties and a stockholder. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable as of June 30, 2016.

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

We will remain an “emerging growth company” until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the fifth anniversary of our first sale of common equity pursuant to an effective registration statement; (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed third fiscal quarter; or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2016, in accordance with the terms of the Exchange Agreement, Bingham’s Board of Directors authorized the issuance of 16,790,625 shares of common stock to the stockholders of Paradigm in exchange for all of their 22,387,500 shares of Paradigm common stock. The exchange rate was one share of Paradigm common stock in exchange for a .75 fractional share of Bingham’s common stock. These shares of Bingham common stock will be issued upon the Closing Date. All shares will be privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Entry into a Material Definitive Agreement

On August 10, 2016, Bingham executed a Securities and Exchange Agreement with Paradigm to effect the acquisition of Paradigm pursuant to the terms of the Exchange Agreement. We expect the acquisition to be accounted for as a plan of reorganization effected by a share exchange, where Bingham is considered the acquirer for accounting and financial reporting purposes. This report contains summaries of the material terms of the Exchange Agreement and the transaction contemplated thereby. These summaries are subject to, and qualified in their entirety by reference to the Exchange Agreement, which is incorporated herein by reference and is filed as Exhibit 2.1 to this report.

Pursuant to the terms of the Exchange Agreement, Bingham will issue 16,790,625 shares of common stock to the stockholders of Paradigm for all of their 22,387,500 shares of Paradigm common stock. Accordingly, Bingham will have 35,940,625 shares outstanding with the Paradigm stockholders holding approximately 47% of the Company on a fully-diluted basis and the Company stockholders shall retain approximately 53% of the Company on a fully-diluted basis. The Exchange Agreement may be terminated by mutual written agreement or by either company if the transaction is not consummated by September 30, 2016. In addition, either company may terminate the agreement upon a material breach of any representation, warranty, covenant or agreement by the other company.

The issuance of our outstanding stock under the Exchange Agreement is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) thereof. These 16,790,625 shares will not be registered under the Securities Act and the shares may not be offered or sold absent registration or an applicable exemption from registration. Of the 35,940,625 shares of Bingham common stock outstanding as a result of the Share Exchange, none of the shares will be freely tradable without restriction under the Securities Act. The shares will be "restricted securities" as that term is defined under Rule 144 under the Securities Act and will be freely tradable subject to the applicable holding period, volume and other limitations under Rule 144.

The Share Exchange is intended to be a tax free reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, with the result that stockholders of Paradigm will not incur any income tax liability as a result of the Share Exchange.

Except for the Exchange Agreement and the transactions contemplated thereby, neither Paradigm, nor any of its officers or directors serving before the Share Exchange had any material relationship with Bingham or any of our stockholders.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Pursuant to the terms of the Exchange Agreement, Brett D. Mayer, our Director and President resigned his management positions with the Company to pursue other interests on August 10, 2016. He has not expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Board appointed Gary J. Grieco as a Director to fill the vacancy created by Mr. Mayer’s resignation. Mr. Grieco was also appointed to serve as President of Bingham.

Mr. Grieco is 75 years old and from June 2014 to the present he serves as President of Paradigm and has served as Secretary of that company since June 2012. He also served as Paradigm’s Chief Financial Officer from June 2012 to June 2014. His responsibilities have included sales, marketing and testing of the Paradigm technologies and seeking additional technology for the company to license. He supervises four employees and two outside consultants. In addition, for the past 25 years he has served as President of 3GC, Ltd. He attended the University of Buffalo and studied securities analysis at the New York Institute of Finance and New York University.

Mr. Grieco’s experience as a director and officer of Paradigm and his knowledge and experience with the products and operations of Paradigm should assist our Board with future decisions regarding the development of the Paradigm subsidiary.

During the past ten years Mr. Grieco has not been involved in any legal proceedings that are material to an evaluation of his ability or integrity; namely: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Bingham has not entered into any written compensation agreement with Mr. Grieco as of the date of this report, but the Company may enter into such an agreement in the future.

During the past two fiscal years Bingham has not engaged in, or proposed to engage in, any transactions involving our executive officers, directors, more than 5% stockholders, or immediate family members of those persons.

Description of Paradigm’s Business

The disclosure in this “Description of Business” section relates primarily to the business of Paradigm.

Historical Development

Paradigm Convergence Technologies Corp. was incorporated in the state of Nevada in June 2012 as Eur-Eca, Ltd. Eur-Eca, Ltd. has been involved in launching its operations since incorporation and changed its name to Paradigm Convergence Technologies Corporation on September 11, 2015 in order to more closely reflect its business model.

Business Strategy

After the completion of the Share Exchange, Paradigm’s business operations will be the primary operations of Bingham. Paradigm is a technology development and licensing company specializing in environmentally safe solutions for global sustainability. The company holds patent, intellectual property and/or distribution rights to innovative products and technologies. Paradigm’s overall strategy is to market new products and technologies through the use of equipment leasing, joint ventures, licensing, distributor agreements and partnerships. Generally, it is not Paradigm’s intent to be the primary producer and distributor of the technology products: but rather to license the underlying technology while developing new opportunities and applications for the products and promoting the brands. Paradigm will also continue its constant pursuit of new technologies (through acquisition or invention) upon which it can build and expand its joint venture and licensing core business.

Launch: Paradigm’s business activities are and will be focused on leveraging the opportunities presented by two commercially-ready product technologies one patented and one patent-pending:

  Hydrolyte™, a highly effective disinfectant/sterilent biocide that is non-toxic to humans and animals; and,
  BioPlax® a rapidly biodegradable plastic.

Both products have been market tested with commercial customers and are ready for full scale commercial launch. The initial focus of effort and resources will be on the launch of Hydrolyte™, scheduled for August of this year. The company, through its Hydrolyte™ operations alone, is projected to achieve profitability and positive cash flow by the end of the 2017 second quarter.

Revenues: Paradigm’s revenue stream will be primarily derived from three sources: Joint ventures and partnerships, licensing fees and royalties, and equipment leasing. The company expects also to engage in direct sales, but only in circumstances where it is strategically advantageous to do so. Paradigm intends to develop strategic operating relationships with firms that are leaders in production, manufacturing, distributions, and sales within the various industries where the markets for our technologies exist. Management intends to scrutinize each potential business combination for strategic fit, successful and profitable operations, established business relationships, management capability, market position, and financial stability. Properly executed, this strategy will allow for the most rapid possible rollout of the products and capture of market share.

Principal Technologies

Hydrolyte™ & Catholyte FREEtm

Paradigm makes two products in this category: Hydrolyte™ and Catholyte FREEtm are outputs of a single production process. The primary product is Hydrolyte™ and Catholyte is a useful by-product for which parallel markets exist and can be developed. They are produced using a process of electrochemical activation of the input ingredients derived from naturally-occurring salt minerals and water. They have been tested, proven and are in the process of being registered by the United States Environmental Protection Agency (“EPA”) for disinfection, approved by the Food and Drug Administration (“FDA”) for sanitizing applications and with the United States Department of Agriculture (“USDA”) for use in food processing.

Hydrolyte™ is a metastable, aqueous solution of hypochlorous acid, obtained through the electrochemical process. It has a high redox potential (900 millivolts) and a greater biocidal effect than chlorine and other toxic chemicals. Hydrolyte™ is 99.95% water + salt, rendering it safe and non-toxic to humans, yet it is instantly deadly on contact to every known fungus, bacteria or virus, including anthrax and e coli. Using non-toxic Hydrolyte™ in decontamination and sterilization processes generally eliminates the need for the use of other highly toxic chemical biocides (such as ammonia, chlorine bleach and gluteraldehyde) which are commonly used in decontamination.

Although it has been well known for many years that an aqueous solution of hypochlorous acid (HOCL), commonly known as “anolyte”, is capable of delivering extremely effective decontamination and sterilization results, previous problems in anolyte production technology has rendered its use economically infeasible in most applications. The two primary drawbacks with previous anolyte production technology were the inability to be produced in high enough concentrations (Parts Per Million – PPM) of the active ingredient, HOCL, and the relatively short time that the product maintained its maximum decontaminative efficacy.

Paradigm’s new proprietary production and distribution technologies have solved these problems. Its production equipment allows the Hydrolyte™ solution to be produced with any desired concentration of HOCL within the range (150 to 500 PPM) that may be desirable for any given application; and, to solve the “shelf life” problem, has perfected production equipment which is small enough to be located on the customer’s facility under lease, allowing for production-on-demand rather than maintaining stored product inventory. For customers who will not use enough product to justify the on-site equipment, the company will engage industry-specific distribution and commercial services companies to provide the products to end-user customers on a regular delivery schedule. Both of these solutions will assure end-users will always be supplied with fresh, full strength product.

Production: Hydrolyte™ is produced with the company’s proprietary equipment. The production technology for Hydrolyte™ produces a product with predetermined PPM properties, i.e., the equipment can be set to deliver any desired PPM level; and, we believe is superior to any other known production process or equipment available in the market today. The Hydrolyte™ production systems technology will largely be housed in portable and mobile units, which can be readily moved within a building or from site to site, although more permanent installations will be made in situations where such installation may be appropriate or required.

Markets: The primary markets for the Hydrolyte™ technology are in cleaning, disinfecting and sterilization in a variety of settings, including:

  institutional facilities, such as hospitals, nursing homes, hotels and schools;
  the agriculture industry for disinfection of crops, sanitization in food processing, and certain applications in animal husbandry;
  the oil and gas industry where Hydrolyte™ can provide a process to disinfect water used in hydraulic fracking processes (“frac water”) and to kill sulfite-producing microbes in “sour” oil and gas wells; and
  other market opportunities include disinfecting and sanitization of water in public and private water systems and industrial waste-water systems.

Management has determined that the most direct paths to rapid revenue and earnings growth are in the institutional facilities and agriculture markets. The preponderance of business development and marketing resources will be devoted to these two markets while management will also work to maintain the company’s position and expertise in the oil and gas industry to assure that current customer relationships are maintained, business opportunities at hand are pursued and that the company is properly positioned for a roll-out as, and when, drilling activity increases as anticipated.

Institutional Facilities: Hospitals, Health Care Facilities & Schools

Paradigm’s management believes that it has developed the state-of-the-art delivery and management systems for its applications in the institutional facilities market; most particularly for hospitals, nursing homes and other health care facilities – to include urgent care centers, medical, dental and veterinary offices – and schools. A complete turn-key cleaning, disinfection and sterilization program solution can be provided to the facility. At the core of this solution is Paradigm’s on-site Annihilyzer® production equipment. Annihilyzer® is Paradigm’s branded product for these applications and markets. The Catholyte FREEtm that is produced by the same machine is a non-toxic mild detergent and degreaser that is easily applied using mop buckets, sprayers and floor cleaning machines for basic janitorial cleaning purposes.

Paradigm’s production equipment is housed in a kiosk which also contains a managed disbursement and bottling system which tracks inventory production, containerization and use. Spray bottles and other containers are labeled when filled or refilled with product identification and date of production using printed labels and radio-frequency identification (“RFID”) tags. Reading these labels and tags before use assures that the correct and “fresh” product is always being used. Each room is given an RFID tag. By reading the tags with a mobile app in a smartphone, the system tracks what is cleaned and disinfected, when and with what product (also by whom). The kiosk is Wi-Fi connected to smartphones so it is able to receive and store all of the data collected. The data can be used to generate a complete record of all cleaning, disinfecting and sanitizing activity, including personnel information on hours and activity – a cost saving convenience to management.

Paradigm will lease its production equipment, charging a monthly lease fee and a price per gallon of product used. The equipment will be placed and maintained through Paradigm-licensed commercial services companies that provide the on-site support as required. Any functional problems that may occur with any of the kiosk’s components will be resolved by a “rapid replacement” program. If problems are not easily and quickly resolved by the service licensee, Paradigm will overnight ship a replacement kiosk and have the defective unit returned for repair.

Agricultural Antimicrobial Pesticide

In the agricultural sector our microbiocide will be branded as Greenlytetm. It will provide a pre-harvest solution to numerous field crops that are affected by various bacterial and fungal pathogens. Through USDA grants and multiple studies by universities around the world, hypochlorous acid solutions have been tested and proven effective against yield-reducing crop pathogens in post-harvest applications to include sanitizing at point of harvest, point of packing, and points of sale. Paradigm’s initial major objective is to address pre-harvest pathogen issues, of which little testing has been done.

Paradigm is currently

  pursuing the completion of EPA registration that is necessary for full commercial introduction of the product to the agricultural sector; and
  undertaking a testing and field trial program with an independent agricultural pesticide research firm to determine the feasibility of pre-harvest use of Greenlyte to defeat various microbial infestations in as many different crops as possible.

The agricultural research is intended to support an aggressive rollout of scientifically tested and certified applications for the treatment and prevention of numerous specific microbial infestations of a wide variety of crops. This research activity will also be targeted at capturing the test data that would be required for regulatory approvals for the specific uses and crops.

While company management and technical staff and consultants are certain of Greenlytetm’s ability to kill virtually any microbe; substantial testing is required to determine proper application concentrations, volumes, and frequency, as well as optimal delivery techniques (which could be any or all of: root drenching, foliar spray or injection) needed to produce the most effective and least costly solutions. It must also be demonstrated and certified by independent third party testing that the treatment does no harm to the plants or the product to be harvested.

Management anticipates positive results from independent testing leading to the creation of multiple business opportunity targets on which to build a solid consistent, long-term revenue stream with solid growth potential for the foreseeable future.

Oil & Gas Industry

World market prices for oil have decreased during the past several years in response to additional product capacity coming on line simultaneously with a softening of the growth in demand. The oil and gas industry in the U.S. and elsewhere has experienced unprecedented expansion and prosperity due to an influx of technological advances enabling the discovery and accurate location and identification of significant domestic oil and gas reserves. Advances in drilling, fracturing equipment and chemical methodology greatly enhanced recovery rates and revenue growth. This growth surge reduced the United States’ dependency on foreign oil, contributed to lowering the U.S. trade deficit, reduced unemployment rates in oil producing areas, reduced heating and cooling cost resulting from increased supply, and provided lucrative investment opportunities. However, during the past two years an increasing supply of oil on a global scale has led to reduced prices and decreased drilling activity in the U.S. From a June 20, 2014 price of $115 per barrel, the price dropped to historic lows below $30 in February 2016 and approached $50, but may level off in the $40 range. This price decline has resulted in a great reduction in drilling activity and a corresponding reduction in our current opportunities for expanding business in the near to mid-term future. Management believes that our technologies continue to be desirable for, and continue to be used in, hydraulic fracturing drilling activities worldwide.

Paradigm is developing a large scale system utilizing Hydrolyte™ to help decontaminate “frac” water for reuse in the fracking process. Initial testing by Environmental Resource Technologies concluded that Hydrolyte™ is not only an effective biocide, but also has shown that Hydrolyte™ does not cause corrosive damage to gas and oil recovery equipment, nor does it cause any loss of efficacy to the other chemicals, additives, and propellants currently used in the fracking process. Hydrolyte™ also addresses another problem in the oil and gas industry. It can reduce the hydrogen sulfide created during the fracking process, thus improving the quality of the oil produced.

Hydrolyte™ reduces the costs of transport of contaminated water from the wellbore to a treatment facility and back, as well as eliminating the need for construction of water processing plants, providing an enormous expense reduction in the costs of drilling and enabling a sustainable competitive advantage. The company will maintain an active marketing program; however, revenue growth from the frac drilling application will be difficult to achieve during this period in the oil and gas industry.

BioPlax®

Paradigm holds the U.S. patent for BioPlax®; a biodegradable and bioaccessible plastic material. We intend to utilize BioPlax® in the second phase of our growth strategy. Unlike other biodegradable plastics, BioPlax® becomes bioaccessible (able to come in contact with an organism and be absorbed by it) and is completely returned back to the environment in the form of the original natural raw materials that were used to make the product, resulting in no residual or unintended impact on the environment. BioPlax® can be fabricated into innumerable products and can be engineered to biodegrade based on time and temperature specifications, from as little as a few minutes to as long as a year.

BioPlax® clearly has significant benefits relative to other plastics, which can take many years to biodegrade (and never become bioaccessible) and are the major source of pollution in landfills. BioPlax® can be used to manufacture existing plastic or foam products, with little or no change required to the production equipment. Sample applications include:

  Oil and Gas Uses: A BioPlax® product is currently being used in the oil and gas industry to deliver an “anti-scalant” required to keep wells operating efficiently. Utilizing nanotechnology, anti-scalant is encapsulated in a ball made from BioPlax® in various formulations for different dissolution intervals.
  Packaging: BioPlax® can be used for many forms of packaging; from single layer sheet to rigid molded packaging applications. BioPlax® can be used to make everything from foam cups to plastic packaging wraps.

Marketing & Distribution of the Technologies & Products

Paradigm intends to use its headquarters located in Lenexa, Kansas to display the products and technologies of the company. To enhance marketing and licensing of our technologies, management intends to install working models and simulations to allow first-hand interaction and live demonstrations. The showroom will serve as a meeting place for interested parties. On-site visits to existing installations and technology partner’s headquarters will be sponsored by the company. Currently, sales activities have been minimal while the company has focused on the final stage of systems and product development.

Customer relationships will be established through existing contacts, continued group presentations to interested parties, participation in industry trade shows, internet marketing, and word of mouth referrals. A sales function may be established in the future to pursue promising joint venture opportunities. We expect initial marketing activities to focus on developing an impactful and credible company image, which integrates all products and technologies into one cohesive appearance. All marketing collateral will incorporate a consistent look and display prominent logo recognition.

Hydrolyte™ -- Initially, Paradigm intends to rely on members of management and outside consultants to seek licensing and/or joint venture agreements for the Hydrolyte™ technology. In addition, Paradigm has a distributor agreement with an individual for distribution rights of Hydrolyte™ in California.

BioPlax® -- In 2014 Paradigm entered into a joint venture agreement with Centrix Partners, Inc., a Seychelles corporation, for plastic products rights. The agreement provides that the parties intend to establish a joint venture company to design a business plan and market the BioPlax® product on a non-exclusive worldwide basis. The agreement remains effective so long as the joint venture company exists and the agreement may be terminated by written agreement due to a material breach.

Competition

In all of our target markets, Paradigm will compete directly with large firms selling competing, but toxic, legacy cleanser and disinfectant products. They have longer operating histories, more experience, substantially greater financial and human resources, greater size, more substantial R&D and marketing operations, established distribution channels and are well positioned in the market to fight aggressively to defend their market share. However, the combined markets in which Paradigm is engaged are so massive that its competitive position as non-toxic and, in a significant number of applications, less expensive will allow Paradigm to prosper.

There are a limited number of potential competitors providing some form of anolyte-based biocide. Based on management’s research these companies are largely in early operating stages, concentrated in local or regional markets and have no technology or pricing advantage. These include Aquaox, Ecologic Solutions, Integrated Environmental Technologies, MIOX Corporation, and eWater Advantage.

In the institutional facilities and agricultural industries, Paradigm believes that its proprietary technologies in production, distribution, applications management and tracking will provide a competitive advantage in direct competition. In the oil and gas industry Paradigm has demonstrated the effectiveness and efficiencies of its products and processes. It is well positioned with respect to other companies providing anolyte-based biocides. In the water treatment industry, “Filtering” technologies similar to Hydrolyte™ range from simple decanting to distillation. They are typically implemented as multi-stage processes to attain water quality standards for the planned reuse. Where that planned reuse is desired to be biocide-free, leaving no residual biocides in the water output, Paradigm’s technology has a distinct competitive advantage. Where there is less or no concern regarding residuals, other methods often will have a cost advantage, limiting opportunities in this sector.

Research and Development

Paradigm’s research and development costs for the years ended 2015, 2014 and 2013 were $29,871, $75,026 and $205,030, respectively. During that period Paradigm conducted testing of the application of the Hydrolyte™ technology in the oil and gas industry; as a biocide in institutional facilities such as hospitals, jails and medical facilities; and, in agriculture and food processing.

In 2016 through 2018 the company expects to spend an average of $200,000 per year on research and development. Products and systems for the institutional facilities market have been largely. Consequently, the expenditures will be predominantly in the agricultural sector with a lesser amount devoted to BioPlax® applications.

In October 2015 Paradigm entered into an agreement with Florida Pesticide Research, Inc. to conduct agricultural research intended to support an aggressive rollout of tested and certified applications for the treatment and prevention of numerous specific microbial infestations of a wide variety of crops. While company management and technical staff and consultants are certain of Hydrolyte™’s ability to kill virtually any microbe, testing is required to determine proper application concentrations, volumes, frequency and delivery techniques (which could be any or all of: root drenching, foliar spray or injection) needed to be most effective and least costly. It must be demonstrated that the treatment does no harm to the plants or the product to be harvested.

Principal Suppliers

Hydrolyte™ Production Equipment: Most of Paradigm’s production equipment will be fabricated and assembled under contract by Werks Manufacturing Inc., a manufacturing firm in Ft. Wayne, Indiana. The balance will be assembled in the company’s research and development facility in Little River, South Carolina.

BioPlax® Production: Paradigm intends to rely upon a local, strategic partner company to continue to manufacture and produce our BioPlax® as needed.

Major Customers

As of the date of this Report, Paradigm has entered into a distributorship agreement and a joint venture agreement; however, these agreements are not currently providing consistent revenues.

Intellectual Property

Paradigm holds the North American rights to the patented Hydrolyte™ production system

Paradigm holds a United States patent for BioPlax® (Patent No. 5948848); and is currently developing a new patent application related to variants of the BioPlax® product formulations. On January 14, 2014, Paradigm applied for registration of the North America trademark for BioPlax® and the application was approved in 2015.

In July 2016 Paradigm acquired the complete intellectual property and patent rights to the hardware, firmware and software comprising the inventory production, disbursement, containerization, tracking and reporting system, trademarked as the Annihilyzer®, which is to be employed in the use of the Hydrolyte™ in large hospitals facilities.

Paradigm has recently applied for trademark registration for Hydrolyte™ and the registration is currently in process. It is also in the process of acquiring the full patent rights to Hydrolyte™ and perfecting the production innovation, know-how, trade secrets and patentable innovations incorporated into the improved production, inventory management and reporting systems.

Government Regulations and Compliance with Environmental Laws

Paradigm is not aware of any existing or probable government regulations that would negatively impact our operations. The company is currently seeking EPA registration of our technologies. As a licensor of water treatment technology, it is not subject to government regulations for the removal of oils, solids and pathogens from water, other than normal safety standards and certifications (such as UL or CE) for goods that we manufacture for demonstrations and joint ventures, and our product lines. However, prospective customers are subject to local, state and federal laws and regulations governing water quality, environmental quality and pollution control. To date, compliance with government regulations has had no material effect on the company’s operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. Paradigm is unable to assess or predict at this time what effect additional regulations or legislation could have on its activities.

In addition, Paradigm’s prospective customers will be subject to the Clean Water Act which regulates the discharge of pollutants into streams and other waters of the U.S. (as defined in the statute) from a variety of sources. If wastewater or runoff from facilities or operations may be discharged into surface waters, the Clean Water Act requires that person to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. The federal government may delegate Clean Water Act authority to the states.

Employees

As of the date of this Report, Paradigm has four full-time employees and two contract consultants. Management expects to confer with consultants, attorneys and accountants as necessary. The company does not anticipate a need to engage more full-time employees so long as it is seeking and evaluating licensing and distribution opportunities.

Paradigm Properties

Paradigm subleases approximately 650 square feet of office space in Lenexa, Kansas from United Resource Holdings, LLC, a Kansas limited liability company. The sublease amount is $1,500 per month and the term commenced on September 1, 2015 and expires August 31, 2016 with the option to renew for two additional one year periods. Either party may terminate the sublease by providing written notice to the other party and if the other party fails to correct or remedy the condition within 30 days, then the sublease will be terminated. Paradigm also leases 2,500 square feet of office and manufacturing space in Little River, South Carolina for $1,500 per month. This lease terminates August 31, 2016.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed September 18, 2000)
3(ii)	Bylaws of Bingham Canyon (Incorporated by reference to exhibit 3.3 to Form 10-SB filed September 18, 2000)
2.1	Securities Exchange Agreement between Bingham and Paradigm Convergence Technologies Corporation, dated August 10, 2016
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BINGHAM CANYON CORPORATION

Date: August 15, 2016	By:	/s/Gary J. Grieco
Gary J. Grieco
President and Director
Principal Financial Officer

