Form 10-Q
period 2016-09-30
BINGHAM CANYON CORP
filed 2016-11-22
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-31549

BINGHAM CANYON CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	90-0578516 (I.R.S. Employer Identification No.)
10457 W. 84th Terrace, Lenexa, Kansas (Address of principal executive offices)	66214 (Zip Code)

(913) 353-4560

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of November 21, 2016 was 36,140,625.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2016 and 2015 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of results to be expected for any subsequent period.

BINGHAM CANYON CORPORATION

Financial Statements

September 30, 2016

(Unaudited)

BINGHAM CANYON CORPORATION

Condensed Consolidated Balance Sheets

	SEPTEMBER 30, 2016	DECEMBER 31, 2015
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$58,246	$42,486
Accounts receivable	12,360	61
Inventory	82,909	68,565
Prepaid expenses	4,846	10,054
Total current assets	158,361	121,166

FIXED ASSETS
Equipment, net of depreciation	75,679	80,504

OTHER ASSETS
Intangible assets, net of accumulated amortization	11,727	16,749
Deposits	99,541	21,450
Total other assets	111,268	38,199
TOTAL ASSETS	$345,308	$239,869

LIABILITIES AND STOCKHOLDERS' EQUIT (DEFICIT)
CURRENT LIABILITIES
Accounts payable – related party	$15,282	$—
Accounts payable	52,854	34,824
Accrued expenses – related party	32,654	6,714
Accrued expenses	108,499	10,894
Deferred revenue	—	1,398
Advances and deposits	18,807	—
Notes payable – related party	455,000	130,000
Notes payable	116,950	—
Convertible notes payable	—	48,566
Total current liabilities	800,046	232,396

LONG TERM LIABILITIES
Notes payable, net	204,527	—
TOTAL LIABILITIES	1,004,573	232,396

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $0.001 par value; 100,000,000 authorized; 36,090,625 and 15,553,125 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	36,091	15,553
Additional paid-in-capital	1,741,870	1,765,251
Accumulated deficit	(2,437,226)	(1,773,331)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(659,265)	7,473

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$345,308	$239,869

The accompanying notes are an integral part of these unaudited condensed financial statements.

BINGHAM CANYON CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

REVENUES
Revenue - product	$4,750	$—	$83,811	$80
Cost of Goods sold	7,183	—	37,789	—
Gross profit	(2,433)	—	46,022	80

OPERATING EXPENSES
General and administrative	186,816	93,510	517,711	281,599
Research and development	13,326	4,200	90,330	6,848
Depreciation and amortization	2,124	20,233	15,683	25,551
Total operating expenses	202,266	117,943	623,724	313,998

Net loss before other expenses	(204,699)	(117,943)	(577,702)	(313,918)

OTHER EXPENSES
Interest expense	(22,226)	(4,096)	(37,321)	(4,952)
Loss on settlement convertible debt	—	—	(48,872)	—
Total other expenses	(22,226)	(4,096)	(86,193)	(4,952)

Loss from operations before Income taxes	(226,926)	(122,039)	(663,895)	(318,870)

Income taxes	—	—	—	—

NET LOSS	$(226,926)	$(122,039)	$(663,895)	$(318,870)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Basic and diluted weighted average shares outstanding	23,319,196	34,890,901	18,473,821	34,890,901

The accompanying notes are an integral part of these unaudited condensed financial statements.

BINGHAM CANYON CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(663,895)	$(318,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,683	25,551
Amortization of debt discount	5,106	—
Common stock issued for services	20,000	20,000
Stock-based compensation	14,697	—
Expenses paid on behalf of company	10,000	—
Loss on settlement	48,872	—
Changes in operating assets and liabilities:
Accounts receivable	(12,299)	—
Inventory	(14,344)	(13,073)
Prepaid expenses	5,208	(12,128)
Deposits	(78,091)	(11,300)
Accounts payable and accrued liabilities	79,257	(3,292)
Accounts payable and accrued liabilities related party	9,138	—
Deferred Revenue	(1,398)
Net cash used in operating activities	(560,631)	(313,112)

Cash Flows from Investing Activities
Purchase of fixed assets	(5,837)	(6,143)
Net cash used in investing activities	(5,837)	(6,143)

Cash Flows from Financing Activities
Proceeds from notes payable – related parties	381,500	286,000
Proceeds from notes payable	128,421	—
Repayment of notes payable – related parties	(66,500)	(12,333)
Proceeds from convertible debt	—	50,000
Repayment of convertible debt	—	(25,000)
Proceeds from advances	18,807	—
Common stock issued for cash	120,000	42,500
Net cash provided by financing activities	582,228	341,167

Net increase in cash	15,760	21,912
Cash and cash equivalents at beginning of period	42,486	20,574
Cash and cash equivalents at end of period	$58,246	$42,486
Supplemental Cash Flow Information
Cash paid for interest	$12,161	$963
Cash paid for Income taxes	$—	$—

Non-Cash Investing and Financing Activities
Common stock issued in conversion of debt	$50,000	$—
Debt discount from issuance costs	$29,079	$—
Assets and liabilities assumed in share exchange	$276,690	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bingham Canyon Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2016

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUTNTING POLICIES

The unaudited interim condensed consolidated financial statements of Bingham Canyon Corporation (“the Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our balance sheet, statements of operations, and cash flows for the periods presented. All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements as reported in its Form 10-K and 8-K, filed September 2, 2016.

Nature of Operations

On August 31, 2016, the Company entered into a Securities Exchange Agreement with Paradigm Convergence Technologies Corporation (“Paradigm”) to effect the acquisition of Paradigm as a wholly-owned subsidiary. Under the terms of the agreement, the Company issued 16,790,625 restricted common shares of Company stock to all of the shareholders of Paradigm in exchange for all 22,387,500 outstanding Paradigm common stock. In addition, the Company issued options exercisable into 2,040,000 shares of the Company’s common stock (with exercise prices ranging between $0.133 and $0.333) in exchange for 2,720,000 outstanding Paradigm stock options (with exercise prices ranging between $0.10 and $0.25). Lastly, the Company assumed an obligation to issue up to 750,000 Company common shares pursuant to a Paradigm distribution agreement. These 2,790,000 shares have been adjusted at the same exchange rate of .75 that the outstanding common shares were exchanged at (See also Notes 7 and 9). As a result of this reverse recapitalization, Paradigm, the operating company, is considered the accounting acquirer.

Paradigm is located in Lenexa, Kansas and was formed June 6, 2012 under the name of EUR-ECA, Ltd. The Company is a technology licensing company specializing in environmentally safe solutions for global sustainability. The company holds patent, intellectual property and/or distribution rights to innovative products and technologies. Paradigm’s overall strategy is to market new products and technologies through the use of equipment leasing, joint ventures, licensing, distributor agreements and partnerships.

Principles of Consolidations

The accompanying consolidated financial statements include the accounts of Bingham Canyon Corporation (“Parent”) and its wholly owned subsidiary, Paradigm Convergence Technologies Corporation (“Paradigm” or “Subsidiary”). All intercompany accounts have been eliminated upon consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Estimates are based on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are considered to be cash and a highly liquid security with original maturities of three months or less. There were no cash equivalents as of September 30, 2016 and December 31, 2015.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company provided allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable is periodically evaluated for collectability bases on past credit history with customers and their current financial condition. That Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the allowance for doubtful accounts was $0 at September 30, 2016 and December 31, 2015.

Inventory

The inventory is consists of raw materials (totaling $46,995 at September 30, 2016) and finished goods (totaling $35,914 at September 30, 2016) are valued based upon first-in first-out (“FIFO”) cost, not in excess of market. There was no obsolete inventory at September 30, 2016 and December 31, 2015, respectively.

Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

Level 1:	Valuations for assets and liabilities traded in active markets from readily available pricing sources such as quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of our financial instruments, including, cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short maturities of these financial instruments. We do not have other financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

Valuation of Long-lived Assets

The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected undiscounted cash flows. Under similar analysis no impairment was recorded as of September 30, 2016 and December 31, 2015. Impairment tests are conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment changes may be required.

Property and Equipment

Property and equipment are stated at purchased cost and depreciated on a straight-line method over estimated useful lives ranging from 5 to 15 years. Upon disposition of property and equipment, related gains and losses are recorded in the results of operations. Accumulated depreciation for period ending September 30, 2016 and December 31, 2015 were $26,515 and $15,853, respectively. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

Intangible Assets

Intangible assets are costs to obtain or develop patents. These costs are stated at cost, net of accumulated amortization. The assets are being amortized over their estimated useful lives on the straight line method ranging from 5 to 15 years. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by the projected undiscounted net future cash flows. Accumulated amortization as of September 30, 2016 and December 31, 2015 was $88,712 and $83,690, respectively.

Research and Development

Research and development costs are recognized as an expense during the period incurred, which is until the conceptual formulation, design, and testing of the process is completed and the process has been determined to be commercially viable.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided or goods delivered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenue from the sale of products is recorded at the time of shipment to the customers. Revenue from contracts to license technology to others is immediately recognized since it is a non-refundable deposit.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The weighted-average number of common shares outstanding for computing basic EPS as of September 30, 2016 was 18,473,821. There were 1,467,250 common stock equivalents from stock options that were excluded from the diluted EPS calculation as their effect is anti-dilutive.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This makes the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Under prior U.S. GAAP, debt issuance costs were reported on the balance sheet as assets and amortized as interest expense. Under ASU 2015-03, debt issuance costs will continue to be amortized to interest expense using the effective interest method.

The Company has reviewed all other FASB issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods. The company has carefully considered the new pronouncements that alter previous GAAP and do not believe that any new or modified principles will have a material impact on the company’s reported financial position or operations in the near term.

NOTE 2. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception of $2,437,226, and has negative cash flows from operations. As of September 30, 2016, the Company had a working capital deficit of $641,685. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PROPERTY AND EQUIPMENT

Property and Equipment consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Machinery and equipment	$85,336	$85,336
Office Equipment	14,458	8,621
Leasehold improvements	2,400	2,400
Property and Equipment, at Cost	102,194	96,357
Less Accumulated Depreciation	(26,515)	(15,853)
Property and Equipment, Net	$75,679	$80,504

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The components of intangible assets at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Patents	$100,439	$100,439
Less Accumulated Amortization	(88,712)	(83,690)
Net Carrying Amount	$11,727	$16,749

NOTE 5. DEBT

At September 30, 2016 the Company had outstanding notes payable – related party of $455,000 (see Note 6) and notes payable totaling $321,477, of which $204,527 is long-term.

Notes Payable

On May 18, 2016, the Company entered into a loan agreement for $150,000 with an unrelated individual. The note is due on June 1, 2018. The note is secured by a mortgage or deed of trust on a property located in Fuquay Varina, North Carolina, owned by a minority shareholder, and by a personal guarantee of the President of the Company. The note bears an interest rate of 13% per annum and a default rate of 19% per annum. The Company paid an origination fee of 10% of the loan value and a broker’s commission of 3% of the loan value. There was also appraisal, underwriting, loan service, and attorney fees of approximately $9,500. The Company recorded a debt discount of approximately $29,079 resulting from these issuance costs which is being amortized over the life of the loan, leaving a discount balance of $23,973 at September 30, 2016.

On March 11, 2016 the Company entered into a promissory note with an entity controlled by a Company shareholder for $7,500 to be used in operations. The note was due on September 11, 2016, is unsecured and bears an interest rate of 5% per annum. The note is in default. There is no change in interest rate but it is due on demand.

During 2012 and 2013 the Parent Company entered into three notes payable from a third party in the amount of $187,950 with annual interest rate of 8%. The notes are unsecured. The origination dates range from December 31, 2012 through December 31, 2013. The maturity dates on the three loans range from “on demand” to July 1, 2018. Accrued interest at September 30, 2016 totaled $58,062.

Convertible Notes Payable

In March 2015, the Company entered into two promissory notes for $25,000 each with two nonrelated parties. Both notes bear interest at 6% per annum, are unsecured and were due on September 24, 2015. Both loans were paid down by $12,500 each in August 2015. In November 2015 both lenders agreed to execute a debt conversion agreement loaning back the $12,500 that had been repaid. The debt conversion agreement is for one year with 6%

interest per annum and allows them to convert the debt to one share of stock and a warrant (“Unit”) at a $.10 exercise price for up to six months, at $.40 per common share from six months to nine months and at $1.00 per common share from nine months to one year. The warrant gives the holder the right to purchase a common share at $1.00 per common share over a three year period. This resulted in a beneficial conversion feature discount of $1,615 of which $1,615 was amortized through June 30, 2016 as the convertible debt was fully converted and settled.

On April 4, 2016, the holders of the convertible debentures elected to convert the full principal balance of $25,000 into 250,000 shares each at $0.10 per common share. In addition, the note holders received an additional 250,000 shares each in settlement of the remaining accrued interest and warrants.

NOTE 6. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2016, the Company entered into fourteen promissory notes with the Company President for proceeds of $381,500. In addition, during the nine months ended September 30, 2016, the Company had $10,000 in expenses paid on the Company’s behalf by the President. The notes are due in 12 months from their issuance dates (between February 2017 and September 2017) are unsecured and bear and interest at 5% per annum. During the nine months ended September 30, 2016 $52,500 was paid back to the President leaving a balance of $439,000 at September 30, 2016.

On January 1, 2016, the Company renewed the employment agreement for the President of the Company. The term of agreement is for two years. The President will be paid $2,000 per month for the term of the agreement.

From February 2015 to November 2015, the Company entered into 12 promissory notes with the Company President for proceeds of $307,000. These notes are due in 12 months from their issuance dates are unsecured and bear an interest rate of 5% per annum. During 2015, $200,000 of the amount due was exchanged for 2,000,000 shares of common stock at a par value of $0.10 per share

On June 11, 2015, the Company entered into a Promissory Note with shareholder for $5,000. The terms of the note include a maturity date on month from the origination date and no interest. The Company repaid this note before year end, leaving no balance outstanding on the Promissory Note at December 31, 2015.

On November 25 and December 10, 2015 the Company entered into two additional Promissory Notes with a shareholder for $5,000 and $25,000, respectively. The terms of both notes include maturity dates six months from their origination dates and interest at a rate of 5% per annum.

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. As of September 30, 2016 and December 31, 2015 there were 36,090,625 and 15,553,125 shares of common stock issued respectively.

On January 2, 2016, the Company issued 75,000 shares of common stock for consulting services performed by an unrelated party at $0.10 per share or $10,000.

On April 4, 2016, the Company issued 375,000 shares of common stock for conversion of all convertible notes payable totaling $50,000 at $0.10 per common share. In addition, the Company issued an additional 375,000 shares in settlement of the remaining accrued interest and warrants resulting in a loss on settlement of $48,872. See note 7 for additional details.

On April 29, 2016, the Company issued 75,000 shares of common stock to an individual for cash received of $10,000 at $.10 per common share.

On May 12, 2016, the Company issued 75,000 shares of common stock to an individual for cash received of $10,000 at $.10 per common share.

On June 23, 2016, the Company issued 75,000 shares of common stock for consulting services performed by an unrelated party at $0.10 per share or $10,000.

On June 27, 2016, the Company issued 187,500 shares of common stock to an individual for cash received of $25,000 at $0.10 per common share.

On September 28, 2016, the Company issued 150,000 shares of common stock to an individual for cash received of $75,000 at $0.50 per common share.

On August 31, 2016, pursuant to the terms of the Securities Exchange Agreement, dated August 10, 2016, the Company issued 16,790,625 shares of common stock to the stockholders of Paradigm for all of their 22,387,500 shares of Paradigm common stock.

Stock Options

On May 21, 2014 the Company issued 1,875,000 common stock units to a greater than 10% investor for proceeds of $250,000. The common stock units each consist of one share of common stock and an option to purchase one share of common stock at $0.13 per share for 5 years. The common stock units vest immediately and the exercise option expires on May 20, 2019. As of September 30, 2016, the investor has not exercised any options and, as such, 1,875,000 potential common shares remain outstanding.

On January 1, 2016 the Company issued 165,000 stock options to related parties with an exercise price of $0.33 per share. The options vest one year from issuance on December 31, 2016. The Company used the Black-Scholes methodology to value the stock-based compensation expense for options. Compensation expense is recognized on a straight-line basis over the vesting period. As of September 30, 2016, the Company recognized $13,082 in compensation expense, leaving $4,359 in compensation expense to be recognized over the remaining vesting period through December 31, 2016.

On September 15, 2016 the Company issued 10,000 stock options related to a consulting agreement. The options vest 2,500 per month for each month the consultant is doing work for the Company for a 4 month period. The Company used the Black-Scholes methodology to value the stock-based compensation expense for options. Compensation expense is recognized on a straight-line basis over the vesting period. As of September 30, 2016, the Company recognized $0 in compensation expense, leaving approximately $13,695 in compensation expense to be recognized over the remaining vesting period through December 31, 2016.

In applying the Black-Scholes methodology to the 175,000 options granted during the nine-month period ended September 30, 2016, the fair value of our stock-based awards was estimated using the following assumptions ranging from:

Risk-free interest rate	0.88 - 1.08%
Expected option life	3.25 - 4 years
Expected dividend yield	0.00%
Expected price volatility	99.47 - 148.43%

Below is a table summarizing the options issued and outstanding as of September 30, 2016:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised $
05/21/2014	1,875,000	1,875,000	0.13	2.64	05/20/2019	250,000
01/01/2016	90,000	—	0.33	3.25	12/31/2019	30,000
01/01/2016	75,000	—	0.33	3.25	12/31/2019	25,000
09/15/2016	10,000	—	1.00	3.25	12/31/2019	10,000
	2,050,000	1,875,000				$315,000

The weighted average exercise prices are $0.154 and $0.133 for the options outstanding and exercisable, respectively.

NOTE 8. LEASE COMMITMENTS

On March 1, 2016 the Company extended the lease agreement in Little River, South Carolina for a period of six months, terminating on August 31, 2016. The Company agreed to increase the amount of space by about 450 square feet, for a total leased area of 2,500 square feet. The rent increased to $1,500 per month as a result of the change.

On August 1, 2015 the Company signed a lease for approximately 500 square feet of office space in Lenexa, Kansas. The term of the lease is for one year at $1,000 per month with an option to renew for two additional years at the same rate. The start of the lease was delayed to December 1, 2015 in order to remodel the office. On November 30, 2015 the lease was amended again to add approximately 150 square feet and raise the rent to $1,500 per month for the term of the lease.

NOTE 9. DISTRIBUTION AND OTHER AGREEMENTS

In August 2012, Paradigm entered into a distribution agreement with an Italian limited liability company, which granted Paradigm an exclusive license to commercialize the licensed technology in all current and future potentials of use throughout the United States and Canada. The current technology included equipment and intellectual property that is capable of making "Anolyte". The agreement called for Paradigm to issue 2,500,000 shares of common stock at a par value of $.001 per share and to pay a royalty of $.25 per gallon of Anolyte sold. The 2,500,000 shares were never issued to Paradigm because of the anticipated amendment to the agreement. The agreement was amended in June 2014 to remove the exclusivity to the United States and Canada. The terms of the amended agreement call for the issuance of up to 1,000,000 shares of common stock at a par value of $.001 per share at the discretion of Paradigm’s President. It also requires Paradigm to purchase up to $150,000 of LLC’s equipment by year two and up to $300,000 of equipment by year three. Through September 30, 2016, Paradigm has purchased $224,846 worth of equipment. To date none of the potential 1,000,000 shares of common stock have been issued to Paradigm. On September 14, 2015 a deposit of $10,000 was paid for additional equipment. This equipment has not been received as of September 30, 2016.

On July 5, 2015 Paradigm amended its Distributor Agreement which provides for an issuance of up to 1,000,000 shares of common stock. The shares will be issued at the discretion of Paradigm’s President based upon improvement to the technology of the equipment and EPA registration approval of the fluids produced by the equipment. To date, none of the 1,000,000 shares of common stock has been issued. The term of the Agreement is from July 15, 2015 to July 15, 2020. According to the share exchange agreement, the Parent assumed an obligation to issue up to 750,000 Company common shares pursuant to a Paradigm distribution agreement. Through September 30, 2016 nothing has transpired and no operations have commenced.

In January of 2016 Paradigm entered into a “Memorandum of Understanding” with a third party to enter into a business relationship to develop, promote and sell the citrus applications for Anolyte and Catholyte. The terms of the agreement are such that Paradigm intends to share in 10% of the resulting profits and to aid in management and administration. During the nine-months ended September 30, 2016 nothing has transpired and no operations have commenced.

NOTE 10. COMMITMENTS AND CONTINGENCIES

On June 9, 2015 the Company entered into a consulting agreement with one individual to provide various services to the Company. The Company has agreed to pay up to $50,000 in fees to this individual to include all costs associated with the development and procurement of sales including, but not limited to: his time, all testing by the individual and/or other labs at his direction, all travel expenses, sales and marketing brochures and any and all other costs associated with the sales of Anolyte fluids to a specific industry and all related parties. The agreement expired December 31, 2015. On January 1, 2016 the Company amended the previous agreement and extended it for six months through June 30, 2016. The Company agreed to pay the individual an additional $16,500 in consulting fees and expenses. On July 1, 2016, the Company extended the previously amended agreement through December 31, 2016 and agreed to pay an additional $24,000 in consulting fees plus expenses.

NOTE 11. SUBSEQUENT EVENTS

On October 1, 2016, the Company entered into a consulting agreement with an individual to provide marketing services to the Company. The agreement provided for monthly consulting fee of $2,500 and options to purchase up to 7,500 shares of the Company’s commons stock at a price of $1.00 per share with a vesting date of December 31, 2016. The approximate value of compensation is expected to be $7,500 over the vesting period. The agreement commenced October 1, 2016 and ends December 31, 2016.

In October 2016 the Company sold 50,000 common shares of stock to two parties at a price of $1.00 per share.

On October 18, 2016 the Company entered into a promissory note with a related party to borrow $50,000 with a six-month maturity date and an interest rate of 5% per annum to be paid quarterly.

In this report references to “Bingham,” “the Company,” “we,” “us,” and “our” refer to Bingham Canyon Corporation and its subsidiary.

FORWARD LOOKING STATEMENTS

The U. S. Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as “may,” “intend,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors, and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

On August 10, 2016, Bingham entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Paradigm Convergence Technologies Corporation, a Nevada corporation (“Paradigm”). Pursuant to the terms of the Exchange Agreement, Paradigm became the wholly-owned subsidiary of Bingham after the exchange transaction. Bingham is a holding company, which through Paradigm is engaged in the business of marketing new products and technologies through licensing and joint ventures.

We are a technology development and licensing company specializing in environmentally safe solutions for global sustainability. We hold patent, intellectual property and/or distribution rights to innovative products and technologies. Our overall strategy is to market new products and technologies through the use of equipment leasing, joint ventures, licensing, distributor agreements and partnerships. Generally, it is not our intent to be the primary producer and distributor of the technology products: but rather to license the underlying technology while developing new opportunities and applications for the products and promoting the brands. We intend to also continue our constant pursuit of new technologies (through acquisition or invention) upon which we can build and expand our joint venture and licensing core business. However, Paradigm may not be able to identify suitable license or joint venture opportunities, nor guarantee that any such agreements will be profitable.

Bingham had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations, recording annual net losses through December 31, 2015 and for the nine month period ended September 30, 2016. Accordingly the Company recorded a net loss of $663,895 at September 30, 2016.

Bingham remains dependent upon additional financing to continue operations. The Company intends to raise additional equity financing through private placements of its common stock. We expect that we would issue such stock pursuant to exemptions to the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs, as discussed below, and the available exemptions to the registration requirements of the Securities Act of 1933. We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

The expected costs for the next twelve months include:

  a major commercial launch of non-toxic sanitizing, disinfecting and sterilizing products and technologies with a strong emphasis on health care facilities, including hospitals, nursing homes, assisted living facilities, clinics and medical, dental and veterinarian offices;

  continued research and development on product generation units including those designed for on-site deployment at customers’ facilities;

  accelerated research and development on applications of the products in the agricultural sector, most specifically with respect to abatement of Citrus Greening Disease crisis caused by the HBL (Huanglongbing) bacterium in the U.S. and elsewhere;

  acquiring available complementary technology rights;

  payment of short-term debt;

  hiring of additional personnel in the fourth quarter 2016; and,

  general and administrative operating costs.

Management projects these cost to total approximately $1,300,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements.

Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions; management believes that the Company expects to be at or close to profitability by the second quarter of 2017.

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	Nine month period ended September 30, 2016	Year ended December 31, 2015
Cash and cash equivalents	$58,246	$42,486
Total current assets	158,361	121,166
Total assets	345,308	239,869
Total liabilities	1,004,573	232,396
Accumulated deficit	(2,437,226)	(1,773,331)
Total stockholders’ equity (deficit)	$(345,308)	$(239,869)

At September 30, 2016, the Company recorded a net loss of $663,895 and a working capital deficit of $641,685. We have recorded a relatively small amount of revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During 2016 and 2015 we have primarily relied upon advances and loans from a stockholder and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. As September 30, 2016 we had $58,246 in cash compared to $42,486 in cash at December 31, 2015. We had total liabilities of $1,004,573 at September 30, 2016 compared to $232,396 at December 31, 2015.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $73,000 and to fund future research and development. We intend to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding; however, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure you that it will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

The increase in total liabilities primarily represents advances and loans of approximately $582,228 net of debt discount of approximately $23,973, accrued interest of approximately $18,733, along with accounts payable and accrued liabilities of approximately $66,000 related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the company by a stockholder during the nine months ended September 30, 2016. Additional liabilities assumed as part of the reverse acquisition account for approximately $276,690.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Commitments and Obligations

At September 30, 2016 the Company recorded notes payable totaling approximately $776,477 compared to notes payable totaling $178,566 at December 31, 2015. These notes payable represent services received, as well as cash advances received from third parties and a stockholder. Notes assumed as part of the reverse acquisition accounted for approximately $187,950. All of the notes payable are non-collateralized, carry interest from 5% to 8% and are due on demand.

During the nine-month period ended September 30, 2016, Paradigm entered into fourteen short-term promissory notes with the company President, Gary J. Grieco, totaling $381,500. In addition, during this period Mr. Grieco paid $10,000 of expenses on behalf of the Company. The notes are each due twelve months from their issuance dates (between February, 2017 and September, 2017) are unsecured and bear interest at a rate of 5% per annum. During the nine months ended September 30, 2016, the Company paid back $52,500 of the loans to Mr. Grieco. The outstanding loan balance of all promissory notes issued to Mr. Grieco was $439,000 at September 30, 2016.

During the nine months ended September 30, 2016, Paradigm paid back $14,000 to a related entity controlled by a company shareholder on two promissory notes. $5,000 of this amount paid one of the promissory notes in full. The remaining balance on the other note due to this entity is $16,000 and bears interest at the rate of 5% per annum.

During the nine months ended September 30, 2016, Paradigm entered into a short term promissory note with an unrelated party controlled by a company shareholder in the amount of $7,500. The note is for a period of nine months, is unsecured, and bears interest at a rate of 5% per annum.

During the nine months ended September 30, 2016, Paradigm entered into a loan agreement with an unrelated individual in the amount of $150,000. The note is due June 1, 2018. The note is secured by a mortgage or deed of trust on a property located in North Carolina and by a personal guarantee of the President of the company. The note bears interest at the rate of 13% per annum. The company paid an origination fee of 10%, a broker’s commission of 3% of the loan amount, and other closing fees of approximately $9,500.

Paradigm has also entered into two leases for office space: one is located in Lenexa, Kansas and the second in Little River, South Carolina. The office space lease amounts total $3,000 per month and the Kansas lease includes an option to renew for two additional one year periods.

Results of Operations

SUMMARY OF OPERATIONS	Three month period ended September 30,		Nine month period ended September 30,
	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Revenues, net	$4,750	$—	$83,811	$80
Cost of sales	(7,183)	—	(37,789)	—
Gross profit	$(2,433)	—	46,022	80
Total operating expenses	(202,267)	(117,943)	(623,724)	(313,998)
Total other expense	(22,226)	(4,096)	(86,193)	(4,952)
Income tax provision	—	—	—	—
Net loss	$(226,926)	$(122,039)	$(663,895)	$(318,870)
Net earnings (loss) per share both (basic) and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.00)

Revenues increased to $4,750 for the three months ended September 30, 2016 (the “2016 third quarter”) compared to $0 for the three months ended September 30, 2015 (the “2015 third quarter”). Revenues increased to $83,811 for the nine months ended September 30, 2016 compared to $80 for the nine months ended September 30, 2015. The revenue increases for both periods were due to the increased volume of fluids sold and the sale of a piece of fluid producing equipment.

Cost of sales increased to $7,183 for the 2016 third quarter compared to $0 for the 2015 third quarter. Cost of sales increased to $37,789 for the nine months ended September 30, 2016 compared to $0 for the nine months ended September 30, 2015. The cost of sales increases for both periods were due to the cost associated with the increased volume of fluids sold and the sale of a piece of fluid producing equipment.

Total operating expenses increased to $202,267 for the 2016 third quarter compared to $117,943 for the 2015 third quarter. Total operating expenses increased to $623,724 for the nine months ended September 30, 2016 compared to $313,998 for the nine months ended September 30, 2015. The total operating expense increases for both periods were due to hiring three new employees and opening two new office locations.

General and administrative expenses increased to $186,817 for the 2016 third quarter compared to $93,510 for the 2015 third quarter. General and administrative expenses increased to $517,711 for the nine months ended September 30, 2016 compared to $281,599 for the nine months ended September 30, 2015. General and administrative expense increases for both periods were due to hiring three new employees and opening two new office locations.

Research and development expenses increased to $13,326 for the 2016 third quarter compared to $4,200 for the 2015 third quarter. Research and development expenses increased to $90,330 for the nine months ended September 30, 2016 compared to $6,848 for the nine months ended September 30, 2015. Research and development expenses increased for both periods due to field testing required for EPA certification.

Depreciation and amortization expenses decreased to $2,124 for the 2016 third quarter compared to $20,233 for the 2015 third quarter. Depreciation and amortization expenses decreased to $15,683 for the nine months ended September 30, 2016 compared to $25,551 for the nine months ended September 30, 2015. Depreciation and amortization expenses decreased for both periods due to the full amortization of plastic patent at September 30, 2015.

Total interest expenses increased to $22,226 for the 2016 third quarter compared to $4,096 for the 2015 third quarter. Total interest expenses increased to $37,321 for the nine months ended September 30, 2016 compared to $4,952 for the nine months ended September 30, 2015. Increase interest expense associated with increased borrowings for continued operations. The Company recorded a loss on convertible debt in the amount of $48,872 in the second quarter of 2016 this expense was associated with the election by two holders of convertible debentures to convert the debentures solely to common stock.

Net loss from operations and after income taxes increased to $226,926 for the 2016 third quarter compared to $122,039 for the 2015 third quarter. Net loss from operations and after income taxes increased to $663,895 for the nine months ended September 30, 2016 compared to $318,870 for the nine months ended September 30, 2015. Net loss from operations and after income taxes increased for the 2016 third quarter primarily due to increased general and administrative expenses. Net loss from operations and after income taxes increased for the nine months ended September 30, 2016 due to increased general and administrative expenses and increased research and development costs.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were effective.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 15, 2016 the Company entered into a Consulting Agreement with Heidi Wilcox for business development, operations and services. The Consulting Agreement grants options to Ms. Wilcox to purchase up to 10,000 shares, in increments of 2,500 shares, of the Company’s common stock at a purchase price of $1.00 per share. Pursuant to the agreement, the options are exercisable from January 1, 2017 through December 31, 2019. We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

On September 28, 2016, the Company issued 150,000 shares to Bill Dahlmann for $75,000. We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

On October 1, 2016, the Company entered into a Consulting Agreement with Parker Sipes for business development services. The Consulting Agreement grants options to Mr. Sipes to purchase up to 7,500 shares, in increments of 2,500 shares, of the Company’s common stock at a purchase price of $1.00 per share. We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

On October 22, 2016 the Company issued 25,000 shares to Bennett Thoreson for $25,000. We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

On October 24, 2016 the Company issued 25,000 shares to Craig and Karen Johnson for $25,000. We relied on an exemption from the registration requirements provided by Section 4(a) (2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 15, 2016 the Company’s common stock was cleared for trading on the OTC Bulletin Board using the symbol “BGHM”.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed September 18, 2000)
3(ii)	Bylaws of Bingham Canyon (Incorporated by reference to exhibit 3.3 to Form 10-SB filed September 18, 2000)
10.1	Sublease Agreement between Paradigm and United Resource Holdings, LLC, dated August 1, 2015, as amended
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BINGHAM CANYON CORPORATION

Date: November 21, 2016	By:	/s/Gary J. Grieco
Gary J. Grieco
President and Director
Principal Financial Officer

