Form 10-K
period 2016-12-31
BINGHAM CANYON CORP
filed 2017-04-14
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Registrant’s telephone number, including area code: (913) 353-4560

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of April 14, 2017 was 37,542,572.

Documents incorporated by reference: None

In this annual report references to “Bingham Canyon,” “we,” “us,” “our” and “the Company” refer to Bingham Canyon Corporation and its subsidiary.

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

PART I

ITEM 1. BUSINESS

Historical Development

On February 27, 1986 Bingham Canyon Corporation (“Bingham”) was incorporated in the state of Delaware as Hystar Aerospace Marketing Corporation of Delaware (“Hystar-Delaware”) and was a subsidiary of Nautilus Entertainment, Inc., (now called VIP Worldnet, Inc.), a Nevada corporation. Hystar-Delaware completed a change of domicile merger on August 26, 1999 with Bingham Canyon Corporation, a Nevada corporation.

On August 31, 2016, Bingham entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Paradigm Convergence Technologies Corporation, a Nevada corporation (“Paradigm”). Pursuant to the terms of the Exchange Agreement, Paradigm became the wholly-owned subsidiary of Bingham after the exchange transaction. Bingham is a holding company which, through Paradigm, is engaged in the business of marketing new products and technologies through licensing and joint ventures.

Emerging Growth Company

Bingham qualifies as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

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

Business Strategy

Bingham’s subsidiary, Paradigm, is a technology development and licensing company specializing in environmentally safe solutions for global sustainability. Paradigm markets new products and technologies through licensing and distributor agreements, joint ventures and partnerships, service contracts and equipment leasing and direct sales.

The company holds patent, intellectual property and/or distribution rights to innovative products and technologies. While a direct-sales capability is in place, it is not Paradigm’s intent to be the sole distributor of the technology products. In addition to the direct sales program, senior management will be responsible to develop the distribution and licensing program operations for the technology, to develop new opportunities and applications for the products, and to promote the brands. Paradigm senior management intends also to continue its pursuit of new technologies – particularly technologies which are complementary to or enhance applications opportunities for its existing products - upon which it can build and expand its business.

Paradigm’s has two commercially-ready product technologies: generation systems for Hydrolyte®, a highly effective sanitizer/disinfectant microbicide that is safe and not toxic for use around humans and animals; and, BioPlax®, a rapidly biodegradable plastic.

Hydrolyte® has been market tested with commercial customers and is ready for full scale commercial launch. Management intends to focus on leveraging the opportunities presented by Hydrolyte® in the short term and is in the first stage of a full commercial launch planned to commence in the second quarter of 2017. Management is reviewing options for BioPlax® product and applications opportunities, which may include the acquisition of additional related intellectual property rights or a decision not to pursue the commercialization of the technology in the near term.

Paradigm’s revenue stream is expected to be derived primarily from four sources: licensing and distributor agreements, joint ventures and partnerships, service contracts and equipment leasing and sales. In the 2017 launch, management plans to focus on establishing distributor operations and direct sales. Initially, direct sales are being managed by members of the senior management team. Subsequently, direct sales may be conducted by a subsidiary company(s) with targeted marketing and sales operations. Such subsidiary companies may be organized internally or acquired. Paradigm currently is in negotiations with three committed distributors who are preparing to undertake commercial operations in their respective regional markets. They are based in North Carolina, Mississippi and California. Management expects to finalize the details of the distribution agreements in the current second quarter.

In building out its marketing and distribution organization, Paradigm intends to develop strategic operating relationships with firms that are leaders in production, manufacturing, distributions, and sales within the various industries where the markets for our technologies exist. Management intends to scrutinize each potential business combination for strategic fit, successful and profitable operations, established business relationships, management capability, market position, and financial stability. It is believed that this strategy, properly executed, should allow for the most rapid possible rollout of the products and capture of market share.

Principal Technology: Hydrolyte® and Catholyte

Paradigm’s generator systems make two products in the cleansers, sanitizers and disinfectants category:

•	Hydrolyte®, the highly effective sanitizer / disinfectant with the lowest EPA toxicity rating possible (4); and,
•	Catholyte, a similarly safe and non-toxic mild detergent, degreaser and surfactant

Both products are outputs of a single generation production process. Commercially, the primary product is Hydrolyte® and the second product of the process, Catholyte, is a very useful and effective product for which parallel markets exist and profitable revenue streams can be developed. Both products are generated using a single process of electrochemical activation (“ECA”) of the input ingredients derived from naturally-occurring salt minerals and water.

The company has two registrations of Hydrolyte® with the U. S. Environmental Protection Agency (“EPA”) as a microbial biocide and the company is in the process of completing a third. Hypochlorous acid solutions such as Hydrolyte® are approved by the Food and Drug Administration (“FDA”) for cleaning and sanitizing applications and by the United States Department of Agriculture (“USDA”) for use in food processing.

Hydrolyte® is a metastable, aqueous solution of hypochlorous acid, generated through the electrochemical process. It has a high redox potential (900 millivolts) and a greater biocidal effect than chlorine and other toxic chemicals. Hydrolyte® is 99.95% water + salt, rendering it safe and non-toxic to humans, yet it is instantly deadly on contact to every known fungus, bacteria or virus, including anthrax and E. coli. Using non-toxic Hydrolyte® in decontamination and sterilization processes generally eliminates the need for the use of other highly toxic chemical biocides (such as ammonia, chlorine bleach and glutaraldehyde) which are commonly used in sanitizing, disinfection and decontamination.

Although it has been well known for many years that an aqueous solution of hypochlorous acid (HOCL), commonly known as “anolyte”, can deliver extremely effective decontamination and sterilization results, previous problems in anolyte production technology had rendered its use economically infeasible in most applications. The two primary drawbacks with previous anolyte production technology were: the inability to generate anolyte in high enough concentrations (Parts Per Million – PPM) of the active ingredient, HOCL; and, the relatively short time that the product maintained its maximum decontaminative efficacy.

Paradigm’s new proprietary production, distribution and applications technologies have solved these problems. Its production equipment allows the Hydrolyte® solution to be produced consistently with specific, predetermined concentration of HOCL within the range of concentrations typically employed (150 to 500 PPM) as well as the desired pH level (the pH scale measures how acidic or basic a substance is) that may be desirable for any given application. To resolve the maintenance of efficacy issue, Paradigm has perfected generation (production) equipment which is small enough to be located on the customer’s facility, allowing for production-on-demand rather than maintaining stored product inventory. For customers who will not use enough product to justify the on-site equipment, the company intends to engage industry-specific distribution and commercial services companies to provide the products to end-user customers on a regular delivery schedule. The combination of the on-site generation and delivery solutions should assure end-users will always be supplied with fresh, full strength product.

Production: Hydrolyte® is generated with the company’s proprietary equipment. The production technology for Hydrolyte™ generates a product with predetermined PPM and pH properties, i.e., the equipment can be calibrated to deliver any desired PPM level; and, we believe it is superior to any other known production process or equipment available in the market today. The scalable Hydrolyte™ generation systems technology largely will be housed in portable and mobile units, which can be readily moved within a building or from site to site, although more permanent installations, probably employing larger generation systems, will be made in situations where such installation is appropriate or required.

Markets: The primary applications for the Hydrolyte® technology are in cleaning, sanitizing, and disinfecting in a variety of market sectors and settings, including:

•	Institutional facilities, such as hospitals, nursing homes, hotels, correctional facilities and schools;
•	The agriculture industry for pre- and post-harvest disinfection of crops, sanitization in food processing, and certain applications in animal husbandry;
•	The oil and gas industry where Hydrolyte® can provide a process to disinfect water used in hydraulic fracking processes (“frac water”) and to kill sulfite-producing microbes in “sour” oil and gas wells; and Catholyte can be used to clean equipment and aid in product recovery when applied “down hole”; and.
•	Other potential market opportunities are available, e.g., disinfecting and sanitizing of water in public and private water systems and industrial waste-water systems.

Management has determined that the most direct paths to rapid revenue and earnings growth are in the institutional facilities and agriculture markets. The preponderance of business development and marketing resources are currently being devoted to these two markets. Management intends to also work to maintain the company’s position and expertise in the oil and gas industry to assure that current customer relationships are maintained, business opportunities at hand are pursued and that the company is properly positioned for a roll-out as, and when, drilling activity increases as anticipated.

Institutional Facilities: Hospitals, Health Care Facilities & Schools

Paradigm senior research and development personnel have worked for over a year with another company, Annihilare Medical Systems, Inc. (AMS) to perfect a specific model of Paradigm’s portable generation system to be deployed as a component in AMS’s state-of-the-art integrated product dispensing, tracking and management systems for applications in the institutional facilities market. This integrated technologies solution, branded as the Annihilyzer®, has been designed most particularly for hospitals, large long-term care, assisted living and nursing home facilities. In various configurations in can be deployed in other health care facilities including urgent care centers, medical, dental and veterinary offices. It is adaptable to deployment in schools, prisons, hotels and many other facilities. A complete and custom turn-key cleaning, disinfection and sterilization program solution can be provided to each facility.

At the physical core of the Annihilyzer® solution is Paradigm’s on-site generation equipment. The Catholyte product generated in the Annihilyzer® is branded by AMS as Catholyte. It is a non-toxic mild detergent and degreaser that is easily applied using mop buckets, sprayers and floor cleaning machines for basic janitorial cleaning purposes.

Paradigm’s generation equipment is housed in the Annihilyzer® kiosk which also contains a managed disbursement and bottling system which tracks inventory production, containerization and use. Spray bottles and other containers are labeled when filled or refilled with product identification and date of production using printed labels and radio-frequency identification (“RFID”) tags. Reading these labels and tags before use assures that the correct and “fresh” product is always being used. Each room is also given an RFID tag. By reading the RFID room tags with a mobile app in a smartphone, the system tracks what is cleaned and disinfected, when, with what product, and by whom. The kiosk is Wi-Fi connected to smartphones so it can receive and store all of the data collected. The data can be used to generate a complete record of all cleaning, disinfecting and sanitizing activity, including personnel time and task data – a cost saving convenience to management.

Paradigm intends to deploy its on-site production equipment under service contracts, charging an installation and set-up fee followed by monthly contract fees (some pricing models may include, or be based on, a price per gallon of product used). The equipment will be deployed and maintained through Paradigm-licensed commercial services companies that provide the on-site support as required. The product generators and other components of the on-site systems will be monitored remotely by a contracting company which is highly experienced and expert in remote monitoring and response systems. The precise nature of any functional problems that may occur with any of the system’s components will be automatically communicated via the internet to the monitoring and control center. The problems are then resolved through a three-tiered problem response system: first by remote access to the computerized system controls, second by an on-site technician call, and third through a “rapid replacement” program. If problems are not resolved by the first or second tier responses, in the tier three rapid replacement response, Paradigm would overnight ship replacement parts or, if necessary a complete kiosk or system and have the defective unit returned for repair.

Agricultural Antimicrobial Pesticide

In the agricultural sector our microbicide will be branded as “Go Greenlyte Firsttm”. Our testing and field trials indicate that it can provide pre-harvest disinfection and decontamination solutions for any number of field crops that are affected by various bacterial and fungal pathogens. Through USDA grants and multiple studies by universities around the world, hypochlorous acid solutions have been tested and proven effective against yield-reducing crop pathogens in post-harvest applications to include sanitizing at point of harvest, point of packing, and points of sale.

While Go Greenlyte FirstTM is effective in these post-harvest applications, Paradigm’s major objective is to deliver solutions for pre-harvest pathogen contaminations, where a multitude of microbial infestations of many crops still need effective solutions that will qualify for regulatory approvals necessary to bring the treatment solution into commercial use. Paradigm’s agricultural research program is intended to support a continuous rollout of scientifically tested and certified applications for the treatment and prevention of numerous specific microbial infestations of a wide variety of crops. This research activity is expected to capture the test data required for regulatory approvals, and market acceptance of, the specific uses for the specific crops.

While company management and technical staff and consultants are certain of the ability of Go Greenlyte FirstTM to kill virtually any microbe; substantial testing and documentation are required to determine optimal protocols for treatment, including application concentrations, volumes, and frequency, as well as optimal delivery techniques (which could be any or all of: root drenching, foliar spray or injection) needed to produce the most effective and least costly solutions to microbial infestations. It must also be demonstrated and certified by independent third-party testing that the treatment does no harm to the plants or the crops to be harvested and leaves no chemical residual inside the crop.

Paradigm has undertaken the establishment of a long-term testing and field trial program with an independent agricultural pesticide research firm to determine the feasibility of pre-harvest use of Go Greenlyte FirstTM to defeat various microbial infestations in as many different crops as possible. Management has identified several microbial crop infestation problems for which safe and effective treatment solutions have yet to be found and for which problems there is preliminary evidence that a properly researched Go Greenlyte First™ treatment protocol could provide such a solution. Management anticipates positive results from independent testing leading to the creation, over time, of multiple business opportunity targets on which to build a solid consistent, long-term revenue stream with solid growth potential for the foreseeable future.

Testing/Research: In the third quarter of 2015, an opportunity was identified for research into a possibly significant opportunity for commercialization of a formulation of the company’s Hydrolyte® product, that was branded as Go Greenlyte FirstTM. A critical agricultural market was seeking solutions to eradicate a serious and threatening microbial infestation. The company’s management determined that our product’s microbicide capability could provide a readily deployable and effective solution to the problem. Three months (late 2015 and early 2016) were spent determining the research requirements, target-market requirements and the potential for successful commercialization in the identified market. Two seasoned professionals with the necessary expertise were brought on board, and the project was launched from the company’s facility in Little River, South Carolina, during the fourth quarter of 2015.

To demonstrate that the company could provide a viable solution, research protocols were developed and a series of laboratory tests and preliminary trials were performed at a major university by agricultural scientists who were experts on the crop and the infestation. The results of these tests and the trial analysis were very favorable, showing a 100 percent kill rate on the treated microbes in the laboratory and a very high kill rate in the field trial environment.

Encouraged by early laboratory and field trial results, management secured the services of a consulting specialist in the target crop and the microbial pathogen causing the disease. Working with the consultant, management determined the market to be viable for the use of the company’s Go Greenlyte FirstTM in effectively treating the disease, as well as deterring the disease from infecting healthy fruit producing plants or reinfecting plants that were previously successfully treated.

The second field trial, during nine months of 2016, was extensive and involved a larger-scale operation over a greater length of time. Specific third-party reports to the company indicated “good to excellent control of the disease source, economically feasible, EPA registration possible” and a continuing very high field kill rate. Upon receiving these results, the Company began developing plans to make certain it will be prepared to “supply fluid product in commercial quantities.”

Preventive, curative and health maintenance programs for the application of the Company’s Go Greenlyte First™ were discussed and developed, with input and encouragement by the fruit’s national growing association, as well as from keenly interested educational institutions.

In March 2017, the company began a much larger-scale field test of our product on a 20-acre plot that has research subject plants showing widespread presence of the disease. We, and our consulting specialist, expect to replicate and to validate previous results and further define the best possible methodology and protocols for effective application of the Go Greenlyte FirstTM solution. If the results of the current trial are as positive, as expected, management hopes to achieve the following goals in 2017:

•	Finalize regulatory approvals to enter the market as the only-known resource for resolving this agricultural disease with no known negative effects to the fruit;
•	Finalize designs for, and assemble, large volume product generation and delivery systems best suited to the agricultural working environment;
•	Pursue additional EPA approvals for additional applications in the agricultural markets; and,
•	Finalize business plan for marketing, distribution, sales and deployment of product in this market.

Oil and Gas Industry

World market prices for oil decreased during the past several years in response to increased production coming on line simultaneously with a softening of the growth in demand. The oil and gas industry in the U.S. and elsewhere has experienced unprecedented expansion and prosperity due to an influx of technological advances enabling the discovery and accurate location and identification of significant domestic oil and gas reserves. Advances in drilling technology, fracturing equipment and chemical methodology greatly enhanced recovery rates and revenue growth. This growth surge in supply reduced the United States’ dependency on foreign oil, and, we believe, contributed to lowering the U.S. trade deficit, reducing unemployment rates in oil producing areas, reducing heating and cooling costs, and providing lucrative investment opportunities. However, during 2014 and 2015 the steadily increasing supply of oil on a global scale led to reduced prices and decreased drilling activity in the U.S. From a June 20, 2014 price of $115 per barrel, the price dropped to historic lows below $30 in February 2016. The drop in the market price of oil led to a great reduction in drilling activity causing a corresponding loss of opportunities to sell the company’s products and services in the oil & gas industry. By the end of 2016, the price of oil had recovered to the $50 to $55 range. A stable market in this price range is expected to lead to renewed opportunities in this industry in 2017. As opportunities emerge, the company plans to use oil-field service companies to market and distribute our Hydrolyte® and Catholyte products to their clients/customers. Management is currently seeking an appropriate opportunity to reenter this market.

Management believes that the benefits of our proven technologies continue to be desirable for, and should continue to be used in, hydraulic fracturing drilling worldwide. Some of the benefits of our products and systems include: elimination of highly toxic chemicals currently used for decontamination, reduced negative environmental impact, reduced recovery costs, improved product quality, and potentially opening new areas for oil and gas retrieval. As a result, management is preparing for expanding business opportunities in this sector in the near to mid-term future. As part of this preparation, Paradigm is developing a large-scale system utilizing Hydrolyte® to decontaminate water and fluid going “down hole” in oil and gas-well drilling; and to decontaminate recovered “frac” water for reuse in the fracking process. Operational experience has shown that Hydrolyte® not only effectively decontaminates the water supply of microbes, but also does not cause corrosive damage to gas and oil recovery equipment; nor does it cause any loss of efficacy to the other chemicals, additives, and propellants currently used in drilling and fracking processes.

Hydrolyte® also addresses another problem in the oil and gas industry. In a separate application, Hydrolyte® can be used to reduce the sulfur content of crude oil in the ground. There are sulfite-producing microbes in crude oil which cause higher levels of hydrogen sulfide (“H2S”) and “sour” wells with sour crude oil which is less valuable than “sweet” crude which has low H2S. It has been demonstrated that Hydrolyte® is effective in reducing or eliminating these microbes, thus improving the quality and value of the oil recovered from the treated well.

Hydrolyte® can reduce the costs of transporting contaminated water from the wellbore to a treatment facility and back for reuse, thus reducing the need for construction of water processing capacity, providing a substantial reduction in the costs of drilling and enabling a sustainable increase in efficiency. The company intends to maintain an active marketing program; and, expects that there will be renewed opportunities for revenue growth from the frac drilling and related oil-field applications.

Marketing, Sales and Distribution of Hydrolyte®

Marketing and sales activities were minimal in 2016 while management focused on the final stage of product development, establishing supply chain agreements, and building sufficient physical production capacity to meet expected demand. Distributor and customer relationships were established through management’s existing contacts and should provide a solid base of sales and revenue after the second quarter 2017 launch of this new and expanded stage of operations. Paradigm has preliminary agreements with three prospective distributors and expects these agreements to be finalized and result in full commercial distribution operations in the second quarter, concurrent with the launch. Management has additional distribution opportunities under development in multiple markets and intends to expand the distribution network in 2017. Management, working with consultants well-known to management, intends to continue to seek and establish distributor and/or joint venture opportunities and agreements for the marketing and sales of Paradigm’s products and services.

While a major portion of the marketing effort is expected to be provided directly by our distributors, Paradigm intends to put in place its own formal marketing program with expanded participation in industry trade shows, advertising in trade publications, internet marketing and sales support, and an impactful and credible company image, which integrates all products and technologies under one cohesive appearance. All marketing and branding material will incorporate a consistent look and display prominent logo recognition.

A direct sales function is expected to be established to support large customers and pursue promising joint venture opportunities. Paradigm expects to use its production, operations and research and development facility in Little River, South Carolina to display the products and technologies of the company. This will provide a meeting and demonstration area where working models and simulations will allow first-hand interaction and live demonstrations for interested parties. On-site visits to existing installations and technology partner’s facilities may be sponsored by the company.

The Annihilyzer® Systems sales program has begun with agreements with three prospective customers for pilot/demonstration installations at their facilities. It is expected that the pilot installations will be completed in the second quarter. The pre-deployment preparation has been completed for the first installation which is scheduled for early April at a school selected by the education department of a major western city.

Production, Assembly and Principal Suppliers

Hydrolyte® Generation and Equipment Production: Paradigm moved into its new operations, research and development and production facility in Little River, South Carolina on December 15, 2016. The research, development and testing space was suitable and functional as already built. Testing and limited systems assembly is currently being conducted at the new facility. A new design and layout for a final systems assembly area and an expanded testing area was finalized in March 2017 and the internal improvements and equipment installation is expected to be completed and fully operational by July 1, 2017.

Paradigm’s product generation systems will be assembled and tested in the company’s Little River production facility and shipped directly to customer or distributor sites. Some requiring special enclosures will be shipped to Werks Manufacturing.

Annihilyzer® Systems Assembly: Generation systems assembled in Little River and other outsourced components for the Annihilyzer® System will be shipped to Werks Manufacturing Inc., Ft. Wayne, Indiana for final assembly in the Annihilyzer® kiosk. The kiosk is manufactured by Werks using patent-pending technology owned by Werks. Werks manufacturing technology enables the near-field communications (NFC) communications and information systems functions of the Annihilyzer® to work. Kiosk manufacture and system assembly is performed by Werks on a purchase order basis.

Competition

In all our target markets, Paradigm will compete directly with large firms selling competing, but toxic, legacy cleanser and disinfectant products. These competitors have longer operating histories, more experience, substantially greater financial and human resources, greater size, more substantial research and development and marketing operations, established distribution channels and are well positioned in the market to fight aggressively to defend their market share. However, the combined markets in which Paradigm is engaged are so massive that its competitive position as non-toxic and, in a significant number of applications, less expensive should allow Paradigm to prosper.

There are a limited number of potential competitors providing some form of anolyte-based biocide. Based on management’s research these companies are largely in early operating stages, concentrated in local or regional markets and have no technology or pricing advantage. These include Aquaox, Ecologic Solutions, Integrated Environmental Technologies, MIOX Corporation, and eWater Advantage.

In the institutional facilities and agricultural industries, Paradigm believes that its proprietary integrated technologies solutions in production, distribution, applications management and tracking should provide a competitive advantage in direct competition. In the oil and gas industry Paradigm has demonstrated the effectiveness and efficiencies of its products and processes and commercial acceptance from its customers. It is well positioned with respect to other companies providing anolyte-based biocides. In the water treatment industry, “Filtering” technologies similar to Hydrolyte™ range from simple decanting to distillation. They are typically implemented as multi-stage processes to attain water quality standards for the planned reuse. Where that planned reuse is desired to be biocide-free, leaving no residual biocides in the water output, Paradigm’s technology has a distinct competitive advantage. Where there is less or no concern regarding residuals, other methods often will have a cost advantage, limiting opportunities in this sector.

Intellectual Property

EPA product registrations of disinfectants and pesticides allow the registered products to be sold and distributed with labels identifying specific laboratory tested and proven kill claims of its effectiveness against specific microbial pathogens. In December of 2016 and first quarter of 2017, Paradigm acquired two separate EPA product registrations. The first was a sub-registration (#82341-1-92108), accepted by the EPA on December 15, 2016, which provides for entry into the facilities and agricultural markets described previously in this document. The company is actively pursuing sales under this registration and label.

On March 13, 2017, paradigm entered into a Registration Transfer Agreement (“Transfer Agreement”) and a Data License and Assignment Agreement (“Data Agreement”) with IET, Inc., a wholly-owned subsidiary of the public company, Integrated Environmental Technologies, Ltd. (“IEVM” OTC:BB). Pursuant to the Transfer Agreement, the company received the United States Environmental Protection Agency’s (“EPA”) Registration number 82341-4 for Excelyte® VET for a one-time fee of $125,000. The company paid a deposit in the amount of $75,000 on March 14, 2017 and the remaining $50,000 is due to IEVM on or before April 9, 2017. Pursuant to the Data Agreement, the company was granted a non-exclusive license to utilize certain efficacy test data owned by IET, Inc. for a one-time fee of $25,000, payable by the company on or before April 24, 2017. We are in the process of completing the transfer documentation required to be submitted to the EPA to affect the transfer. The company also has a third EPA product registration application in process.

Paradigm, pursuant to an agreement with Annihilyzer, Inc., an amendment to which agreement is currently in negotiation with the management of Annihilyzer, Inc., intends to acquire the complete intellectual property, including know-how, trade secrets and patent rights to the hardware, firmware and software comprising the product inventory generation, disbursement, containerization, tracking and reporting system, trademarked as the Annihilyzer® System. The Annihilyzer® System is designed to be employed on-site large facilities. The company already owns IP rights in the generation system employed in this integrated technology system. If successfully completed, the acquisition will result in ownership of the components, patent pending software and firmware, developed by Annihilare Medical Systems and held in their affiliate company Annihilyzer, Inc. A definitive agreement is expected to be executed in the second quarter 2017.

Paradigm has developed proprietary know-how related to the reactor cells and generation systems that generate our Hydrolyte® and Catholyte products. Our two models have nominal daily output of 100 to 120 gallons per day and 250 to 300 gallons per day, respectively, of Hydrolyte® solution @ 500 parts per million of HOCL.

Paradigm continues, through its research and development program, to perfect the production innovation, know-how, trade secrets and patentable innovations incorporated into the improved production, inventory management and reporting systems. Current focus is on customizing system and equipment design to suite the production parameters and conditions in various specific venues and applications, e.g., agricultural field setting vs. packing house or oil and gas field.

Research and Development

Paradigm’s research and development costs for the years ended 2015, 2014 and 2013 were $29,871, $75,026 and $222,313, respectively. During that period, Paradigm conducted testing of the application of the Hydrolyte® technology in the oil and gas industry; as a biocide in institutional facilities, such as, hospitals, jails and medical facilities; and in agriculture and food processing.

In 2016 Paradigm invested $147,917 in research and development. Products and systems for the institutional facilities market have been largely finalized and are in production to supply the 2017 launch. Management estimates that 2017 research and development expenditures will be approximately $250,000 to support on-going laboratory and field-trial work in the agricultural sector and continued generator and other equipment and systems engineering and testing. The company expects to maintain a robust research and development program in agricultural, commercial and industrial opportunities and applications for the foreseeable future.

In October 2015, Paradigm entered an agreement with Florida Pesticide Research, Inc. to conduct agricultural research intended to support an aggressive rollout of tested and certified applications for the treatment and prevention of numerous specific microbial infestations of a wide variety of crops. While company management, technical staff and consultants are confident of Hydrolyte®’s ability to kill virtually any microbe, testing is required to determine proper application concentrations, volumes, frequency and delivery techniques (which could be any or all of: root drenching, foliar spray or injection) needed to be most effective and least costly. It also must be demonstrated that the treatment does no harm to the plants or the product to be harvested and that no harmful residual remains in the crop because of the treatment. Management intends to maintain and expand the testing and demonstration program currently in place to other crops in order to target various additional crop infestation problems for the foreseeable future.

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

Employees

As of the date of this Report, Paradigm has seven full-time employees and four contract employees/consultants who are engaged on a regular basis. Management confers with outside expert consultants, attorneys and accountants as necessary. The company anticipates engaging additional full-time employees in 2017.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to Bingham’s securities. The statements contained in, or incorporated herein, that are not historic facts are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward looking statements. The risks and uncertainties described below are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition, and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies. For purposes of this section, references to our business include the business of our wholly-owned subsidiary, Paradigm. The risks discussed below are not presented in order of importance or probability of occurrence.

Risks Related to Our Business

We have a history of losses and may never become profitable.

We have recorded net losses for the past two years and have significant accumulated deficits. We have relied upon loans and advances for operating capital. Total revenues will be insufficient to pay off existing debt and fund research and development.  We cannot assure you that we can identify suitable license or joint venture opportunities, or that any such agreements will be profitable. We may be required to rely on further debt financing, further loans from related parties, and private placements of our common stock for our additional cash needs. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the Company.

Our inability to generate sufficient cash flows may result in the Company not being able to continue as a going concern.

Our overall cash position as of December 31, 2016 provides limited liquidity to fund day-to-day operations. The Company’s independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. We may need to seek additional financing or sell our assets to support our continued operations; however, there are no assurances that any such financing or asset sale can be obtained or achieved on commercially reasonable terms, if at all. In view of these conditions, our ability to continue as a going concern depends on our ability to generate sufficient cash flows from our new technology products or to obtain the necessary financing for operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the year ended December 31, 2016 do not include any adjustment to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue business operations. Any such adjustment could be material.

Our ability to license our products and technologies on a commercially viable basis is unproven, which could have a detrimental effect on our ability to generate or sustain revenues.

The technologies we offer to waste water and water from oil and gas drilling have never been utilized on a full-scale commercial basis. The Hydrolyte™ technology was only recently developed and all of the tests conducted to date with respect to the technology have been performed in a limited scale or small commercial scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. Accordingly, the Hydrolyte™ technology may not perform successfully on a commercial basis and may never generate any revenues or be profitable.

We may not be able to successfully protect our intellectual property rights.

We rely on a combination of product registration, trademark, patent and other proprietary rights laws to protect the intellectual property rights that we own or license. It is possible that third parties may challenge our rights to such intellectual property. In addition, there is a risk of third parties infringing upon our licensors’ or our intellectual property rights and producing counterfeit products. These events may result in lost revenue as well as litigation, which may be expensive and time-consuming even if a favorable outcome is obtained. There can be no assurance that adequate remedies would be available for any infringement of the intellectual property rights owned or licensed by the Company and its subsidiary. Any such failure to successfully protect our intellectual property rights may have a material adverse effect on our competitive position.

Because our technology products are designed to provide a solution which competes with existing methods, we are likely to face resistance to change, which could impede our ability to commercialize this business.

Our Hydrolyte™ products are designed to provide a solution to replacing traditional chemicals that are used in the treatment of bacteria and scaling in industrial water processes. Specifically, we believe it can provide a cost effective and environmentally friendly solution in industrial facilities, agriculture, oil and gas and other industries that consume large amounts of water in their industrial processes. Currently, large and well-capitalized service companies provide traditional chemical equipment and services in these areas. These competitors have strong relationships with their customers’ personnel, and there is a natural reluctance for businesses to change to new technologies. This reluctance is increased when potential customers make significant capital investments in competing technologies. Because of these obstacles, we may face substantial barriers to commercializing our business.

Risk Related to Our Industries

Global increases in the supply of natural gas or oil may reduce drilling operations in shale deposits, which could adversely affect the attractiveness of our Hydrolyte™ technology in the oil and gas industry.

The development of new horizontal drilling techniques and the discovery of unconventional oil and gas in new shale areas throughout the U.S. and world market have opened up an enormous opportunity for the Hydrolyte™ technology to replace traditional chemicals used to kill bacteria in waters used for hydraulic fracturing. These fracturing operations rely on enormous supplies of clean water to be pumped downhole to break the rock that holds the oil and gas. Much of the water used in drilling oil and natural gas wells and the resulting water that flows back needs to be treated and creates an opportunity for our Hydrolyte™ technology. However, horizontal drilling in shale areas is very expensive; and if current oil prices remain depressed, horizontal drilling may not be cost-effective and the lack thereof may adversely affect the market for the Hydrolyte™ technology.

If federal and state legislation and regulatory initiatives relating to horizontal drilling are passed, then it could materially and adversely affect our results of operations.

Our business relies upon supplying chemical-free solutions for cleaning the large amounts of water used in hydraulic fracturing applications. Objections have been raised by environmentalists, some land owners and some government officials including environmental authorities that there have been adverse side effects affecting the purity of the water supply as a result of the injection of chemicals and water in connection with horizontal drilling. Although we believe that Hydrolyte™ is a chemical-free solution which should result in increased business, we cannot assure you that legislation or rules will not be passed or action taken by environmental authorities that will preclude the use of horizontal drilling.

At the state level, certain states and localities have implemented moratoriums and certain obligations on oil and gas companies using horizontal drilling. The adoption of any future federal, state or local laws or implementing regulations imposing reporting or permitting obligations on, or otherwise limiting, the horizontal drilling process could make it more difficult to perform, or even prohibit oil and gas companies from using horizontal drilling, to complete gas and oil wells. These additional costs to drillers could result in reduced oil and gas drilling. This would reduce our potential licensing revenue. If this were to occur more widely in the United States, the demand for Hydrolyte™ may be eliminated or substantially reduced. If any such federal or state legislation on horizontal fracturing were passed, our revenues and results of operations could be adversely affected.

Risks Related to Bingham’s Common Stock

There is currently a limited trading market for our common stock which reduces the liquidity of shares of our common stock.

Bingham’s shares of common stock are not registered under the securities laws of any state or other jurisdiction. Our common stock is cleared for quotation on the OTC Bulletin Board and has had minimal trading as of the date of this report. Accordingly, there is a limited public trading market for our common stock. Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from, registration under the Securities Act and any other applicable federal or state securities laws or regulations.

Since Bingham has been a shell company as defined in subparagraph (i) of Rule 144 any “restricted securities” issued by the Company while we were a shell company cannot be publicly sold for at least one year from September 2, 2016, the date we filed a Current Report on Form 8-K regarding Paradigm’s operations. In addition, we must have filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months.

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

We are an “emerging growth company” under the JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

As an emerging growth company we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition we have elected to use the extended transition period that allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies and, therefore, our financial statements may not be comparable to companies that comply with public company effective dates.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an emerging growth company for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any December 31.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we fail to maintain effective internal controls over financial reporting, then the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We do not intend to pay dividends on our common stock in the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors (the “Board”) and will be dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board considers relevant. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

ITEM 2. PROPERTIES

Bingham does not own or lease any properties. Paradigm subleases approximately 650 square feet of office space in Lenexa, Kansas from United Resource Holdings, LLC, a Kansas limited liability company. The sublease amount is $1,500 per month and the term commenced on September 1, 2015 and expired November 30, 2016. Since December 2016, the company maintains occupancy of the space on a month-to-month basis.

On, November 20, 2016 Paradigm signed a lease with Mr. Reese Gibson, for a 12,000 square foot facility in Little River, South Carolina, which became effective December 1, 2016. The lease amount is $4,800 per month and the term is three years with a company option for an additional three years. The facility, in Strand Industrial Park at 4235 Commerce Street, houses operations, research and development, production, assembly and testing. From September 2015 until the December move, the company leased a smaller 2,500 square foot facility in the same Strand Industrial Park.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings as of the date of this filing.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Bingham’s common stock is quoted on the OTC Bulletin Board under the symbol “BGHM.” Prior to September 15, 2016 there was no trading activity in our common stock. The following table represents the range of the high and low trading prices of our common stock from September 15, 2016 to December 31, 2016 as reported by the OTC Bulletin Board.

	2016
Fiscal Quarter Ended	High	Low
March 31	NA	NA
June 30	NA	NA
September 30	$2.00	$1.50
December 31	$2.50	$1.65

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

Holders and Dividends

We had 159 stockholders of record as of April 14, 2017. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On December 9, 2016 the Company filed a Form D for an exempt offering pursuant to Rule 506(b). The aggregate offering is $2,500,000 with a minimum purchase of $25,000. As of the date of this filing the Company has sold an aggregate of 475,000 shares of common stock to 3 purchasers.

On December 30, 2016 the Company issued an aggregate of 550,100 shares of common stock to convert notes payable totaling $250,130. We issued 167,600 shares to Empire Fund Managers, 287,500 shares to Liberty Partners, LLC and 95,000 shares to First Equity Holdings Corp. We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

On December 30, 2016 the Company issued 201,847 shares of common stock to Gary Grieco to convert notes payable totaling $201,847. We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act

On January 6, 2017, the Company issued 25,000 shares of common stock at $1.00 per share to Roger Gurley for cash proceeds of $25,000. We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

On January 27, 2017, the Company issued 250,000 shares of common stock at $1.00 per share to Francis Read for cash proceeds of $250,000. We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

On March 13, 2017, the Company issued 150,000 shares of common stock at $1.00 per share to Francis Read for cash proceeds of $150,000. We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

On August 31, 2016, Bingham entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Paradigm Convergence Technologies Corporation, a Nevada corporation (“Paradigm”). Pursuant to the terms of the Exchange Agreement, Paradigm became the wholly-owned subsidiary of Bingham after the exchange transaction. Bingham is a holding company, which through Paradigm is engaged in the business of marketing new products and technologies through licensing and joint ventures.

Bingham had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations, recording annual net losses of $2,249,653 and $494,290 for the years ended December 31, 2016 and 2015.

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
  accelerated research and development on applications of the products in the agricultural sector, most specifically with respect to abatement of a specific crop disease crisis caused by a bacterium in the U.S. and elsewhere;
  acquiring available complementary technology rights;
  payment of short-term debt;
  hiring of additional personnel in 2017; and,
  general and administrative operating costs.

Management projects these costs to total approximately $1,350,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements. Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions, management believes that the Company expects to be at or close to profitability by the end of the third quarter of 2017.

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	Year ended Dec. 31, 2016	Year ended Dec. 31, 2015
Cash and cash equivalents	$21,078	$42,486
Total current assets	152,497	121,166
Total assets	278,854	239,869
Total liabilities	555,838	232,396
Accumulated deficit	(4,022,984)	(1,773,331)
Total stockholders’ equity (deficit)	$(276,984)	$7,473

The Company recorded a net loss of $2,249,653 and had a working capital deficit of $273,890 for the year ended December 31, 2016. We have recorded a relatively small amount of revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During 2016 and 2015 the Company has relied on raising equity capital and borrowing from a stockholder and third parties to fund its ongoing day-to-day operations and its corporate overhead. As December 31, 2016 we had $21,078 in cash compared to $42,486 in cash at December 31, 2015. We had total liabilities of $555,838 at December 31, 2016 compared to $232,396 at December 31, 2015.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $79,000 and to fund future research and development. We intend to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding; however, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure you that it will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

The increase in total liabilities primarily represents related party notes payable of approximately $358,802, notes payable, net of debt discount of approximately $129,451, along with accounts payable and accrued liabilities of approximately $67,585 related to administrative and professional services during the year ended December 31, 2016.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act periodic reports. We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Commitments and Obligations

At December 31, 2016 the Company recorded notes payable totaling approximately $488,253 compared to notes payable totaling $178,566 at December 31, 2015. These notes payable represent services received, as well as cash advances received from third parties and related parties. All of the notes payable are non-collateralized, carry interest from 5% to 13% and are due ranging from on demand to July 1, 2018. Notes payable assumed as part of the share exchange agreement accounted for approximately $185,950. The notes assumed as part of the share acquisition agreement, including all the accrued interest, have been settled to equity by the note holders as of December 31, 2016.

During 2016, Paradigm entered into eighteen short-term promissory notes with the company President, Gary J. Grieco, totaling $461,500. In addition, during this period Mr. Grieco paid $10,000 of expenses on behalf of the Company. The notes are each due twelve months from their issuance dates (between January, 2016 and November, 2016) are unsecured and bear interest at a rate of 5% per annum. During 2016 the Company paid back $82,500 of the loans to Mr. Grieco. Mr. Grieco also settled $201,847 of the outstanding debt and accrued interest to equity in the Company. The outstanding loan balance of all promissory notes issued to Mr. Grieco was $293,302 at December 31, 2016.

During 2016 Paradigm paid back $22,000 to a related party on two promissory notes. $5,000 of this amount paid one of the promissory notes in full. The remaining balance on the other note due to this entity is $8,000 and bears interest at the rate of 5% per annum.

During 2016 Paradigm entered into a short term promissory note with a related party in the amount of $7,500. The note is for a period of year, is unsecured, and bears interest at a rate of 5% per annum.

During 2016 Paradigm entered into a short term promissory note with a related party in the amount of $50,000. The note is for a period of six months, is unsecured, and bears interest at a rate of 5% per annum.

During 2016 Paradigm entered into a loan agreement with an unrelated individual in the amount of $150,000. The note is due June 1, 2018. The note is secured by a mortgage or deed of trust on a property located in North Carolina and by a personal guarantee of the President of the company. The note bears interest at the rate of 13% per annum. The company paid an origination fee of 10%, a broker’s commission of 3% of the loan amount, and other closing fees of approximately $9,500.

Paradigm has also entered into two leases for office space: one is located in Lenexa, Kansas and the second in Little River, South Carolina. The office space lease amounts total $6,300 per month. The Kansas lease includes an option to renew for two additional one year periods. The South Carolina lease expires November 30, 2019 and includes an option to renew for two additional three year periods.

Results of Operations

SUMMARY OF OPERATIONS	Year ended Dec. 31,
	2016	2015
Revenues	$113,387	$141
Cost of sales	110,887	—
Gross profit	$2,500	141
Total operating expenses	948,165	484,257
Total other expense	1,303,988	10,174
Income tax provision	—	—
Net loss	$2,249,653	$494,290
Net earnings (loss) per share both (basic) and diluted	$(0.10)	$(0.03)

Revenues increased to $113,387 for the year ended December 31, 2016 compared to $141 for the year ended December 31, 2015. The revenue increases for 2016 were due to the increased volume of fluids sold and the sale of a piece of fluid producing equipment.

Cost of sales increased to $110,887 for the 2016 year compared to $0 for the 2015 year. The cost of sales increases for 2016 were due to the cost associated with the increased volume of fluids sold and the sale of a piece of fluid producing equipment, as well as the company reserving against obsolete inventory.

Total operating expenses increased to $948,165 for the 2016 year compared to $484,257 for the 2015 year. The total operating expense increases for 2016 were due to an increase in operations from a result of increased revenue, hiring three new employees, opening two new office locations, and costs incurred executing the share exchange agreement.

General and administrative expenses increased to $774,476 for the 2016 year compared to $418,866 for the 2015 year. General and administrative expense increases for 2016 were due to an increase in operations from a result of increased revenue, hiring three new employees, and opening two new office locations.

Research and development expenses increased to $147,917 for the 2016 year compared to $29,871 for the 2015 year. Research and development expenses increased for 2016 due to field testing required for EPA certification.

Depreciation and amortization expenses decreased to $25,772 for the 2016 year compared to $35,520 for the 2015 year. Depreciation and amortization expenses decreased in 2016 due to $12,224 of depreciation expense being recorded in cost of sales during the year.

Total other expenses increased to $1,303,988 for the 2016 year compared to $10,174 for the 2015 year. The increase was related to interest expense of $48,060 as a result of an increase in notes payable and loss on settlement of debt of $1,255,928 from settling notes payable for common stock.

Net loss from operations and after income taxes increased to $2,249,653 for the 2016 year compared to $494,290 for the 2015 year. Net loss from operations after income taxes increased for the 2016 year primarily due to the loss on settlement of debt and increased general and administrative expenses.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Emerging Growth Company

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

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bingham Canyon Corporation

We have audited the accompanying consolidated balance sheets of Bingham Canyon Corporation (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bingham Canyon Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 14, 2017

BINGHAM CANYON CORPORATION

Consolidated Balance Sheets

	DECEMBER 31, 2016	DECEMBER 31, 2015
ASSETS
CURRENT ASSETS
Cash	$21,078	$42,486
Accounts receivable, net	4,018	61
Inventory	42,706	68,565
Prepaid expense	7,152	10,054
Deposits	77,543	—
Total current assets	152,497	121,166

FIXED ASSETS
Property and equipment, net	78,250	80,504

OTHER ASSETS
Intangible assets, net	42,857	16,749
Deposits	5,250	21,450
Total other assets	48,107	38,199

TOTAL ASSETS	$278,854	$239,869

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$52,144	$34,824
Accrued expenses – related party	2,486	6,714
Accrued expenses	12,955	10,894
Deferred revenue	—	1,398
Notes payable – related party	358,802	130,000
Convertible notes payable, net	—	48,566
Total current liabilities	426,387	232,396

LONG TERM LIABILITIES
Notes payable, net	129,451	—
TOTAL LIABILITIES	555,838	232,396

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $0.001 par value; 100,000,000 authorized; 37,117,572 and 15,553,125 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	37,118	15,553
Additional paid-in-capital	3,708,882	1,765,251
Accumulated deficit	(4,022,984)	(1,773,331)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(276,984)	7,473

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$278,854	$239,869

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Consolidated Statements of Operations

	For year ended December 31,
	2016	2015

REVENUES
Revenue	$113,387	$141
Cost of Goods sold	110,887	—
Gross profit	2,500	141

OPERATING EXPENSES
General and administrative	774,476	418,866
Research and development	147,917	29,871
Depreciation and amortization	25,772	35,520
Total operating expenses	948,165	484,257

Net loss before other expenses	(945,665)	(484,116)

OTHER EXPENSES
Interest expense	(48,060)	(10,174)
Loss on settlement of debt	(1,255,928)	—
Total other expenses	(1,303,988)	(10,174)

Loss from operations before Income taxes	(2,249,653)	(494,290)

Income taxes	—	—

NET LOSS	$(2,249,653)	$(494,290)

Basic and diluted net loss per share	$(0.10)	$(0.03)

Basic and diluted weighted average shares outstanding	22,951,766	16,907,147

The accompanying notes are an integral part of these financial statements.

Bingham Canyon Corporation
Statements of Stockholders’ Equity (Deficit)
For the years ended December 31, 2016 and 2015

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2014	17,428,125	17,428	$1,411,761	$(1,279,041)	$150,148
Shares issued for cash	881,250	881	116,619	—	117,500
Shares issued for services	243,750	244	32,256	—	32,500
Shares cancelled for patent reduction	(4,500,000)	(4,500)	4,500	—	—
Shares issued for conversion of debt	1,500,000	1,500	198,500	—	200,000
Beneficial conversion feature	—	—	1,615	—	1,615
Net loss for the year ended December 31, 2015	—	—	—	(494,290)	(494,290)
Balance – December 31, 2015	15,553,125	15,553	$1,765,251	$(1,773,331)	$7,473
Shares issued for cash	762,500	763	394,237	—	395,000
Shares issued for services	150,000	150	19,850	—	20,000
Shares issued for conversion of debt	375,000	375	49,625	—	50,000
Shares issued in settlement of debt	1,126,947	1,127	1,707,906	—	1,709,033
Shares issued in share exchange agreement	19,150,000	19,150	(276,690)	—	(257,540)
Stock-based compensation	—	—	48,703	—	48,703
Net loss for the year ended December 31, 2016	—	—	—	(2,249,653)	(2,249,653)
Balance – December 31, 2016	37,117,572	37,118	$3,708,882	$(4,022,984)	$(276,984)

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(2,249,653)	$(494,290)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,518	35,701
Amortization of debt discount	9,964	—
Bad debt expense	12,000	—
Common stock issued for services	20,000	32,500
Stock-based compensation	48,703	—
Loss on settlement of debt	1,255,928	—
Expenses paid on behalf of Company	10,000	—
Changes in operating assets and liabilities:
Accounts receivable	(15,957)	(61)
Inventory	25,859	(32,651)
Prepaid expenses	2,902	(10,054)
Deposits	(61,343)	(21,450)
Accounts payable	5,420	34,824
Accrued expenses	14,783	9,636
Deferred Revenue	(1,398)	1,398
Net cash used in operating activities	(884,274)	(444,447)

Cash Flows from Investing Activities
Purchase of fixed assets	(12,372)	(29,808)
Purchase of intangible assets	(50,000)	—
Net cash used in investing activities	(62,372)	(29,808)

Cash Flows from Financing Activities
Proceeds from notes payable – related parties	509,000	342,434
Proceeds from notes payable	125,738	50,000
Repayment of notes payable – related parties	(104,500)	(13,767)
Repayment of notes payable	—	(25,000)
Proceeds from convertible notes payable	—	25,000
Proceeds from common stock issued for cash	395,000	117,500
Net cash provided by financing activities	925,238	496,167

Net change in cash	(21,408)	21,912

Cash and cash equivalents at beginning of period	42,486	20,574

Cash and cash equivalents at end of period	$21,078	$42,486

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2016	2015
Supplemental Cash Flow Information:
Cash paid for interest	$19,914	$—
Cash paid for Income taxes	$—	$—

Non-Cash Investing and Financing Activities
Common stock issued in conversion of debt	$50,000	$200,000
Beneficial conversion feature	$—	$1,615
Common stock cancelled	$—	$6,000
Assignment of notes payable to convertible notes	$—	$25,000
Net liabilities assumed in share exchange agreement	$276,690	$—
Common stock issued in settlement of debt	$1,709,033	$—
Debt issuance costs	$29,079	$—

The accompanying notes are an integral part of these financial statements.

BINGHAM CANYON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Bingham Canyon Corporation (the Company or “Bingham”), a Delaware corporation, was formed on August 27, 1986. Bingham changed its domicile to Nevada on August 26, 1999.

On August 31, 2016, the Company entered into a Securities Exchange Agreement with Paradigm Convergence Technologies Corporation (“Paradigm”) to affect the acquisition of Paradigm as a wholly-owned subsidiary. Under the terms of the agreement, Bingham issued 16,790,625 restricted common shares of Bingham stock to the shareholders of Paradigm in exchange for all 22,387,500 outstanding common shares of Paradigm stock. In addition, Bingham issued options exercisable into 2,040,000 shares of the Bingham’s common stock (with exercise prices ranging between $0.133 and $0.333) in exchange for 2,720,000 outstanding Paradigm stock options (with exercise prices ranging between $0.10 and $0.25). These 2,040,000 options have been adjusted at the same exchange rate of .75 that the outstanding common shares were exchanged. As a result of this share exchange agreement, Paradigm, the operating company, is considered the accounting acquirer.

Paradigm is located in Lenexa, Kansas and was formed June 6, 2012 under the name of EUR-ECA, Ltd. Paradigm is a technology licensing company specializing in environmentally safe solutions for global sustainability. The company holds a patent, intellectual property and/or distribution rights to innovative products and technologies. Paradigm provides innovative products and technologies for eliminating biocidal contamination from water supplies, industrial fluids, hard surfaces, food processing equipment, and medical devices. Paradigm’s overall strategy is to market new products and technologies through the use of equipment leasing, joint ventures, licensing, distributor agreements and partnerships.

On September 11, 2015, its Board of Directors authorized EUR-ECA Ltd to file with the Nevada Secretary of State to change its name to Paradigm Convergence Technologies Corp. EUR-ECA, Ltd’s Board of Directors determined that this more accurately reflected the direction of the company.

Principles of Consolidations – The accompanying consolidated financial statements include the accounts of Bingham Canyon Corporation (“Company” or “Parent”) and its wholly owned subsidiary, Paradigm Convergence Technologies Corporation (“Paradigm” or “Subsidiary”). All intercompany accounts have been eliminated upon consolidation.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash of $21,078 and $42,486 at December 31, 2016 and 2015, respectively, represents cash on deposit in various bank accounts. There were no cash equivalents at December 31, 2016 and 2015.

Fair Value Measurements - The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

BINGHAM CANYON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•	Level 1 - Valuations for assets and liabilities traded in active markets from readily available pricing sources such as quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of our financial instruments, including, cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short maturities of these financial instruments. There were no financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2016, and 2015.

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. The Company provided allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable is periodically evaluated for collectability bases on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the Company provided an allowance for doubtful accounts of $12,000 and nil for the years ending December 31, 2016 and 2015.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method. We record the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. As of December 31, 2016, and 2015, the inventory consisted of finished goods that the Company is holding for resale or has out on consignment and parts for equipment to be built in the future. The Company recorded impairment expense against inventory of $35,914 and $0 for the years ended December 31, 2016 and December 31, 2015. The Company has recorded a reserve allowance of $0 and $0 for the years ended December 31, 2016 and December 31, 2015.

Property and Equipment– Property and equipment are stated at purchased cost and depreciated utilizing a straight-line method over estimated useful lives ranging from 5 to 15 years.  Additions and major improvements that extend the useful lives of property and equipment are capitalized. Maintenance and repairs are charged to operations as incurred.  Upon trade-in, sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any related gains or losses are recorded in the results of operations. Accumulated depreciation was $30,479 and $15,853 as of December 31, 2016 and 2015, respectively.

Impairment of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment was recorded during the years ended December 31, 2016 and 2015. Impairment tests are conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 5 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. Accumulated amortization was $107,582 and $83,690 as of December 31, 2016 and 2015, respectively.

BINGHAM CANYON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development – Research and development costs are recognized as an expense during the period incurred, which is until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Revenue Recognition – Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided or goods shipped (F.O.B.), the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenue from the sale of products is recorded at the time of shipment to the customers.  Revenue from contracts to license technology to others is immediately recognized since it is a non-refundable deposit.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of December 31, 2016, there were outstanding common share equivalents (options) which amounted to 729,571 of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements – In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This makes the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Under prior U.S. GAAP, debt issuance costs were reported on the balance sheet as assets and amortized as interest expense. Under ASU 2015-03, debt issuance costs will continue to be amortized to interest expense using the effective interest method.

The Company has reviewed all other FASB-issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods. The Company has carefully considered the new pronouncements that alter previous GAAP and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration.

NOTE 2 – Going Concern

The Company reports accumulated losses of $4,022,984 and used cash in operating activities of $884,274 and $444,447 during the years ended December 31, 2016 and 2015, respectively. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

BINGHAM CANYON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 3 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2016 and 2015 respectively.  The components of the net deferred tax asset as of December 31, 2016, and 2015:

December 31,	2016	2015
Operating loss carry forwards	$1,528,734	$673,866
Depreciation & amortization	$(48,531)	$(33,894)
Stock-based compensation	$(102,191)	$(76,084)
Total Deferred Tax Assets	$1,378,012	$563,888
Valuation allowance	$(1,378,012)	$(563,888)
Net Deferred Tax Asset	$—	$—

Federal and state net operating loss carry forwards at December 31, 2016 were $3,626,347. The net operating loss carry forwards expire between 2033 and 2036.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2016 and 2015, respectively:

For the Years Ended December 31,	2016	2015
Tax at statutory rate (34%)	$(854,868)	$(187,830)
Non-deductible expenses	$40,744	$25,848

Change in valuation allowance	$(814,124)	$161,892

State tax benefit, net of federal tax	$—	$—
Provision for Income Taxes	$—	$—

In June 2006, FASB issued FASB ASC 740-10-05-6. The Company adopted FASB ASC 740-10-05-6 on January 1, 2013. Under FASB ASC 740-10-05-6, tax benefits are recognized only for the tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the company's tax return that do not meet these recognition and measurement standards.

Upon the adoption of FASB ASC 740-10-05-6, the Company had no liabilities for unrecognized tax benefits and, as such, the adoption had no impact on its financial statements, and the Company has recorded no additional interest or penalties. The Adoption of FASB ASC 740-10-05-6 did not impact the Company's effective tax rates.

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2016, and 2015, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2016 and 2015 relating to unrecognized benefits.

The tax years 2016 and 2015 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

BINGHAM CANYON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 4 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $14,626 for the year ended December 31, 2016, of which $12,224 is included in cost of goods sold and $2,402 is included in general and administrative expense. Depreciation expense was $11,039 for the year ended December 31, 2015, of which $0 is included in cost of goods sold and $11,039 is included in general and administrative expense.   No impairment was recognized during the twelve months ended December 31, 2016. Property and equipment at December 31, 2016 and 2015 consisted of the following:

December 31,	2016	2015
Machinery and equipment	$92,673	$85,336
Office equipment and furniture	10,428	8,621
Website	3,228	—
Leasehold improvements	2,400	2,400

Total Property and equipment	$108,729	$96,357
Less: Accumulated depreciation	(30,479)	(15,583)

Property and equipment, net	$78,250	$80,504

NOTE 5 – INTANGIBLE ASSETS

The components of intangible assets at December 31, 2016 and 2015 were as follow:

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and Registrations	$150,439	$(107,582)	$42,857

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and Registrations	$100,439	$(83,690)	$16,749

Amortization charged to operations was $23,892 and $24,481 for the years ended December 31, 2016 and 2015, respectively. Estimated aggregate annual amortization expense for the year ended December 31, 2017 is $42,857.

NOTE 6 – NOTES PAYABLE

The following tables summarize notes payable as of December 31, 2016 and 2015:

	2016	2015
Notes payable, related parties	$358,802	$130,000
Convertible notes payable, net	—	48,566
Notes payable, net	129,451	—
Less current portion	(358,802)	(178,566)
Net Long-Term Liabilities	$129,451	$—

BINGHAM CANYON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 6 – NOTES PAYABLE (continued)

Type	Original Amount	Issuance Date	Maturity Date	Interest Rate	Balance 12/31/2016	Balance 12/31/2015
Notes Payable, Related Party	Multiple – 764,000	02/28/15– 11/30/16	02/28/16 – 11/30/17	0–5%	$293,302	$100,000
Notes Payable, Related Party	Multiple – 30,000	11/25/15 – 12/10/15	05/25/16 – 06/10/16	5%	8,000	30,000
Notes Payable, Related Party	7,500	03/11/16	09/11/16	5%	7,500	—
Notes Payable, Related Party	50,000	10/18/16	04/18/17	5%	50,000	—
Notes Payable	150,000	05/18/16	06/01/18	13%	150,000	—
Convertible Notes Payable	25,000	11/20/15	11/20/15	6%	—	25,000
Convertible Notes Payable	25,000	11/20/15	11/20/15	6%	—	25,000
Debt Discount					(20,549)	(1,434)
Total, net					$488,253	$178,566

Notes Payable

On May 18, 2016, the Company entered into a loan agreement for $150,000 with an unrelated individual. The note is due on June 1, 2018. The note is secured by a mortgage or deed of trust on a property located in Fuquay Varina, North Carolina, owned by a minority shareholder, and by a personal guarantee of the President of the Company. The note bears an interest rate of 13% per annum and a default rate of 19% per annum. The Company paid an origination fee of 10% of the loan value and a broker’s commission of 3% of the loan value. There was also appraisal, underwriting, loan service, and attorney fees of approximately $9,500. The Company recorded a debt discount of approximately $29,079 resulting from these issuance costs which is being amortized over the life of the loan. As of December 31, 2016, the note has a remaining balance of $150,000 and a debt discount balance of $20,549.

During 2012 and 2013 the Parent Company entered into three notes payable from a third party in the amount of $185,950 with annual interest rate of 8%. The notes are unsecured. The origination dates range from December 31, 2012 through December 31, 2013. The maturity dates on the three loans range from “on demand” to July 1, 2018. In December 2016, the Company issued 550,100 shares of common stock in settlement of these notes remaining principal and accrued interest, resulting in a loss on settlement of $964,840.

BINGHAM CANYON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 6 – NOTES PAYABLE (continued)

Notes Payable – Related Parties

During the year ended December 31, 2016, the Company entered into eighteen promissory notes with the Company President for proceeds of $451,500. In addition, the Company had $10,000 in expenses paid on the Company’s behalf by the President. The notes are due in 12 months from their issuance dates (between February 2017 and November 2017) are unsecured and bear and interest at 5% per annum. In December 2016, the Company issued 201,847 shares of common stock in settlement of a portion of these notes principal and accrued interest, resulting in a loss on settlement of $242,216. As of December 31, 2016, these notes had a remaining balance of $293,302.

On March 11, 2016 the Company entered into a promissory note with a related party for $7,500 to be used in operations. The note was due on September 11, 2016, is unsecured and bears an interest rate of 5% per annum. The note is in default. There is no change in interest rate but it is due on demand. As of December 31, 2016, the note has a remaining balance of $7,500.

On October 18, 2016 the Company entered into a promissory note with a related party for $50,000 to be used in operations. The note is due on April 18, 2017, is unsecured and bears an interest rate of 5% per annum. As of December 31, 2016, the note has a remaining balance of $50,000.

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

Convertible Notes Payable

In March 2015, the Company entered into two promissory notes for $25,000 each with two nonrelated parties. Both notes bear interest at 6% per annum, are unsecured and were due on September 24, 2015. Both loans were paid down by $12,500 each in August 2015. In November 2015 both lenders agreed to execute a debt conversion agreement loaning back the $12,500 that had been repaid. The debt conversion agreement is for one year with 6% interest per annum and allows them to convert the debt to one share of stock and a warrant (“Unit”) at a $.10 exercise price for up to six months, at $.40 per common share from six months to nine months and at $1.00 per common share from nine months to one year. The warrant gives the holder the right to purchase a common share at $1.00 per common share over a three year period. This resulted in a beneficial conversion feature discount of $1,615 of which $1,615 was fully amortized through April 4, 2016 when the convertible debt was fully converted and settled.

On April 4, 2016, the holders of the convertible debentures elected to convert the full principal balance of $25,000 into 250,000 shares each at $0.10 per common share. In addition, the note holders received an additional 250,000 shares each in settlement of the remaining accrued interest and warrants, resulting in a loss on settlement of $48,872.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. During the years ended December 31, 2016 and 2015 there were 37,117,572 and 15,553,125 shares of common stock outstanding respectively.

BINGHAM CANYON CORPORATION

NOTES TO CONSOLIDATED FINANCIALSTATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

From January through June 2016, the Company issued 200,000 shares of common stock at $0.10 per share ($20,000) for consulting services performed by an unrelated party. The 200,000 shares of common stock were exchanged for 150,000 shares of common stock on August 31, 2016, pursuant to the terms of the Securities Exchange Agreement.

On April 4, 2016, the Company issued 1,000,000 shares of common stock at $0.10 per share for conversion of $50,000 of convertible notes payable and in settlement of the remaining accrued interest and warrants associated with the convertible notes. This resulted in a loss on the settlement of $48,872. The 1,000,00 shares of common stock were exchanged for 750,000 shares of common stock on August 31, 2016 pursuant to the terms of the Securities Exchange Agreement.

From April through June 2016, the Company issued 450,000 shares of common stock at $0.10 per share to unrelated parties for cash proceeds of $45,000. The 450,000 shares were exchanged for 337,500 shares of common stock on August 31, 2016 pursuant to the terms of the Securities Exchange Agreement.

On August 31, 2016, pursuant to the terms of the Securities Exchange Agreement, dated August 10, 2016, the Company issued 16,790,625 shares of Bingham Canyon Corporation common stock to the stockholders of Paradigm Convergence Technologies Corp. for all 22,837,500 shares of Paradigm common stock.

On September 29, 2016, the Company issued 150,000 shares of common stock at $0.50 per share to an unrelated party for cash proceeds of $75,000.

From October through December 2016, the Company issued 275,000 shares of common stock at $1.00 per share to unrelated parties for cash proceeds of $275,000.

In December 2016, the Company issued 550,100 shares of common stock in settlement of notes payable totaling $185,960 and accrued interest totaling $64,180, resulting in a loss on settlement of $964,840 (see also Note 6).

On December 30, 2016, the Company issued 201,847 shares of common stock in settlement of notes payable totaling $185,698 and accrued interest totaling $16,149, resulting in a loss on settlement of $242,216 (see also Note 6).

NOTE 8 – STOCK OPTIONS

The following table summarizes the changes in options outstanding of the Company during the year ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price $
Outstanding, December 31, 2015	1,875,000	0.13
Granted	182,500	0.40
Expired	—	—

Outstanding, December 31, 2016	2,057,500	$0.16

Exercisable, December 31, 2016	2,057,500	$0.16

BINGHAM CANYON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 8 – STOCK OPTIONS (continued)

Additional information regarding stock options as of December 31, 2016, is as follows:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price $	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Proceeds to Company if Exercised $
05/21/2014	1,875,000	1,875,000	0.13	2.38	05/20/2019	250,000
01/01/2016	75,000	75,000	0.33	3.00	12/31/2019	25,000
01/01/2016	90,000	90,000	0.33	3.00	12/31/2019	30,000
09/15/2016	10,000	10,000	1.00	3.00	12/31/2019	10,000
10/01/2016	7,500	7,500	1.00	3.00	12/31/2019	7,500
	2,057,500	2,057,500				$322,500

On January 1, 2016 the Company issued 165,000 stock options to related parties with an exercise price of $0.33 per share. The options vest one year from issuance on December 31, 2016. The Company used the Black-Scholes methodology to value the stock-based compensation expense for options. Compensation expense is recognized on a straight-line basis over the vesting period. As of December 31, 2016, these options were fully vested and the Company had recognized $17,442 in compensation expense.

On September 15, 2016 the Company issued 10,000 stock options related to a consulting agreement. The options vest on December 31, 2016. The Company used the Black-Scholes methodology to value the stock-based compensation expense for options. Compensation expense is recognized on a straight-line basis over the vesting period. As of December 31, 2016, these options were fully vested and the Company had recognized $16,940 in compensation expense.

On October 1, 2016 the Company issued 7,500 stock options related to a consulting agreement. The options vest on December 31, 2016. The Company used the Black-Scholes methodology to value the stock-based compensation expense for options. Compensation expense is recognized on a straight-line basis over the vesting period. As of December 31, 2016, these options were fully vested and the Company had recognized $12,705 in compensation expense.

In applying the Black-Scholes methodology to the 182,500 options granted during the year ended December 31, 2016, the fair value of our stock-based awards was estimated using the following assumptions ranging from:

December 31, 2016
Expected volatility	105–297%
Expected dividends	0%
Expected term	3–4 Years
Risk-free interest rate	0.86–1.08%

Stock option expense of $48,703 and $0 was recorded in the years ended December 31, 2016 and December 31, 2015, respectively. Total remaining unrecognized compensation cost related to unvested stock options is approximately $0.

BINGHAM CANYON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has agreements with related parties for consulting services, notes payable and stock options. See Notes to Financial Statements numbers 6, 7, 8 and 10 for more details.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements – On June 9, 2015, the Company entered into a consulting agreement with one individual to provide various services to the Company. The Company has agreed to pay up to $50,000 in fees to this individual to include all costs associated with the development and procurement of sales including, but not limited to: his time, all testing by the individual and/or other labs at his direction, all travel expenses, sales and marketing brochures and any and all other costs associated with the sales of Anolyte fluids to a specific industry and all related parties. The agreement expired December 31, 2015. On January 1, 2016, the Company amended the previous agreement and extended it for six months through June 30, 2016. The Company agreed to pay the individual an additional $16,500 in consulting fees and expenses. On July 1, 2016, the Company extended the previously amended agreement through December 31, 2016 and agreed to pay an additional $24,000 in consulting fees plus expenses.

On September 15, 2016, the Company entered into a consulting agreement with an individual to provide various services to the Company. The term of the agreement was September 15, 2016 through December 31, 2016. The agreement provided for monthly payments of $2,500 and options to purchase 2,500 shares of the Company’s common stock at $1.00 per share for each month the consulting agreement was completed. The individual has from January 1, 2017 to December 31, 2019 to purchase the shares of common stock.

On October 1, 2016, the Company entered into a consulting agreement with an individual to provide various services to the

Company. The term of the agreement was October 1, 2016 through December 31, 2016. The agreement provided for monthly payments of $2,500 and options to purchase 2,500 shares of the Company’s common stock at $1.00 per share for each month the consulting agreement was completed. The individual has from January 1, 2017 to December 31, 2019 to purchase the shares of common stock.

Lease Commitments – On August 1, 2015 the Company signed a lease for approximately 500 square feet of office space in Lenexa, Kansas. The term of the lease was for one year at a rate of $1,000 per month, with an option to renew for two additional years at the same rate. The lease was to start December 1, 2015 after the office space was remodeled. On November 30, 2015 the lease was amended to add an additional 150 square feet of office space and the rent was increased to $1,500 per month.

On November 21, 2016 the Company signed a lease for 12,000 square feet of office, manufacturing and warehouse space in Little River, South Carolina. The lease was effective December 1, 2016 at a rate of $4,800 per month for a period of three years. The Company has an option to extend the lease for two periods of three years each. The option to extend the first three year period is at a rate of $5,100 per month. The option to extend the second three year period is at a rate of $5,400 per month.

The Company’s future lease commitments by year are as follow:

2017	$74,100
2018	57,600
2019	52,800
Total	$184,500

NOTE 11 - SUBSEQUENT EVENTS

On January 1, 2017, the Company consolidated its’ outstanding promissory notes with the Company’s President and CEO, into one promissory note, totaling $293,302. This note is due on January 1, 2018 and will accrue interest at 3.5%.

BINGHAM CANYON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 11 - SUBSEQUENT EVENTS (continued)

On January 6, 2017, the Company issued 25,000 shares of common stock at $1.00 per share to an unrelated party for cash proceeds of $25,000.

On January 27, 2017, the Company issued 250,000 shares of common stock at $1.00 per share to an unrelated party for cash proceeds of $250,000.

On March 13, 2017, the Company issued 150,000 shares of common stock at $1.00 per share to an unrelated party for cash proceeds of $150,000.

On March 13, 2017, the Company entered into a Registration Transfer Agreement (“Transfer Agreement”) and a Data License and Assignment Agreement (“Data Agreement”) with a third party. Pursuant to the Transfer Agreement, the Company received the United States Environmental Protection Agency’s (“EPA”) Registration number 82341-4 for Excelyte® VET for a one-time fee of $125,000. The Company paid a deposit in the amount of $75,000 on March 14, 2017 and the remaining $50,000 is due on or before April 9, 2017. Pursuant to the Data Agreement, the Company was granted a non-exclusive license to utilize certain efficacy test data for a one-time fee of $25,000, payable by the Company on or before April 24, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Form 8-K filed September 2, 2016, Bingham Canyon Corporation engaged Sadler, Gibb & Associates, LLC, Certified Public Accountants, as our independent registered public accounting firm on August 31, 2016 and dismissed Pritchett Siler & Hardy, P.C., as our independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our President as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President concluded that as of December 31, 2016, our disclosure controls and procedures were not effective.

Notwithstanding this finding of ineffective disclosure controls and procedures, we concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our principal executive officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets, provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2016, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, our President has determined that our internal control over financial reporting for the year ended December 31, 2016, was not effective.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general. We are in the process of evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Bingham’s directors and executive officers and their respective ages, positions, term of office and biographical information are set forth below. Our bylaws require at least two directors to serve for a term of one year or until they are replaced by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name	Age	Position Held	Director Term
Gary J. Grieco	75	Director and President	From August 10, 2016 until next annual meeting.
Gregory W. Albers	68	Director and Secretary/Treasurer	From April 1, 2016 until next annual meeting.

Gary J. Grieco -- Mr. Grieco was appointed to serve as a Director and as President of Bingham on August 10, 2016. He currently serves as a Director for Paradigm and from June 2014 to the present he has served as the President of Paradigm and has served as Secretary of that company since June 2012. He also served as Paradigm’s Chief Financial Officer from June 2012 to June 2014. His responsibilities have included sales, marketing and testing of the Paradigm technologies and seeking additional technology for the company to license. He supervises four employees and two outside consultants. In addition, for the past 25 years he has served as President of 3GC, Ltd. He attended the University of Buffalo and studied securities analysis at the New York Institute of Finance and New York University.

Mr. Grieco’s experience as a director and officer of Paradigm and his knowledge and experience with the products and operations of Paradigm should assist our Board with future decisions regarding the development of the Paradigm subsidiary.

Gregory W. Albers -- Mr. Albers was appointed to fill a vacancy on our Board and to serve as Secretary/Treasurer on April 1, 2016. He is the President and Chief Executive Officer of Life Insurance Buyers, Inc., a life insurance brokerage. Since 1995 to the present, Mr. Albers has worked in the viatical and life settlement industry and, based on his experience, he has testified as an expert regarding that industry’s issues in Kansas legislative committees. Prior to 1995 he worked as an independent life broker and a New England Life Insurance Company insurance agent. He earned a Bachelor’s degree in Business from Kansas State University.

Mr. Albers experience owning and operating his insurance business may prove helpful in management of our subsidiary’s operations. Prior to his appointment, Mr. Albers has not had any related party transactions with the Company or its affiliates and he has no family relationship with any current executive officer or director of the Company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe during the year ended December 31, 2016, Mr. Grieco filed three reports late which were related to four transactions.

Code of Ethics

Since Bingham has only two persons serving as executive officers and directors and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Corporate Governance

Bingham is a smaller reporting company with only two directors and officers. As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors acts as our nominating and audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Bingham did not pay any compensation to its directors or officers for the last two fiscal years. As of the date of this report, Bingham has not entered into any compensation agreement with Messrs. Grieco or Albers and Bingham does not have any other employment or consultant agreements. However, Paradigm has employment agreements with Mr. Grieco. Mr. Grieco earns a base salary of $2,000 per month to serve on the Paradigm Board and serve as an executive officer. His employment agreement provides for one week’s vacation and indemnification rights. He is subject to a non-compete provision during the term of his employment, plus one year after termination. Per the terms of the employment agreement he is obligated to protect Paradigm’s information and any work product he creates shall belong to Paradigm. His employment may be terminated by him or Paradigm with or without cause. This employment agreement expires December 31, 2017.

Bingham does not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company, or a change in the named executive officer’s responsibilities following a change in control.

Compensation of Directors

Bingham does not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

Bingham does not have securities authorized for issuance under any equity compensation plans approved by our shareholders as of December 31, 2016.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 37,542,572 shares of common stock outstanding as of April 14, 2017 exercisable within the next 60 days.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
VIP Worldnet, Inc. 800 E. Charleston Blvd Las Vegas, NV 89104	15,009,450 (1)	39.9
(1) VIP Worldnet, Inc. holds 15,000,000 shares and its affiliates beneficially own 9,450 shares.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Gary J. Grieco	4,007,847	10.7
Gregory W. Albers	37,500	Less than 1%
Directors and officers as a group	4,045,347	10.8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information summarizes transactions we have either engaged in for the past two fiscal years or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

Transactions with Related Parties

During the year ended December 31, 2016, the Company entered into eighteen promissory notes with Gary J. Grieco, Bingham’s President and CEO, for proceeds of $451,500. In addition, the Company had $10,000 in expenses paid on the Company’s behalf by Mr. Grieco. The notes are due in 12 months from their issuance dates (between February 2017 and November 2017) are unsecured and bear interest at 5% per annum. In December 2016, the Company issued 201,847 shares of common stock to Mr. Grieco in settlement of a portion of these notes principal and accrued interest, resulting in a loss on settlement of $242,216. As of December 31, 2016, these notes had a remaining balance of $293,302. On January 1, 2017, the Company consolidated its outstanding promissory notes with Mr. Grieco into one promissory note, totaling $293,302. This note is due on January 1, 2018 and will accrue interest at 3.5%.

During 2015 Paradigm entered into 12 promissory notes with Mr. Grieco for proceeds of $307,000. These notes are due in 12 months from their issuance dates are unsecured and bear an interest rate of 5% per annum. During 2015, $200,000 of the amount due was exchanged for 2,000,000 shares of Paradigm common stock at a par value of $0.10 per share

Director Independence

None of Bingham’s directors are independent directors as defined by NASDAQ Stock Market Rule 5605(a)(2). This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees paid in connection with the audit of our financial statements and other professional services for each of the last two fiscal years.

46

	2016	2015
Audit fees	$19,500	$5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

Pre-approval Policies

Bingham does not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor. All services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements

The audited financial statements of Bingham Canyon Corporation are included in this report under Item 8 on pages 23 through 41.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following exhibits have been filed as part of this report.

Exhibit No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed September 18, 2000)
3(ii)	Bylaws of Bingham Canyon (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed September 18, 2000)
10.1	Sublease Agreement between Paradigm and United Resource Holdings, LLC, dated August 1, 2015, as amended. (Incorporated by reference to exhibit 10.1 of Form 8-K, as amended, filed September 2, 2016)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

BINGHAM CANYON CORPORATION

By:  /s/ Gary J. Grieco

Gary J. Grieco

President and Director

Principal Financial Officer

Date: April 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Gary J. Grieco

Gary J. Grieco

President and Director

Principal Financial Officer

Date: April 14, 2017

By:  /s/ Gregory W. Albers

Gregory W. Albers

Director and Secretary/Treasurer

Date: April 14, 2017

