Form 10-Q
period 2017-03-31
BINGHAM CANYON CORP
filed 2017-05-15
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31549

BINGHAM CANYON CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	90-0578516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10457 W. 84th Terrace Lenexa, Kansas	66214
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of May 15, 2017 was 39,897,572.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2017 and 2016 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month periods ended March 31, 2017 and 2016 are not necessarily indicative of results to be expected for any subsequent period.

BINGHAM CANYON CORPORATION

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$58,686	$21,078
Accounts receivable, net	—	4,018
Inventory	88,768	42,706
Prepaid expenses	6,946	7,152
Deposits	67,543	77,543
Total current assets	221,943	152,497

FIXED ASSETS
Equipment, net	74,756	78,250

OTHER ASSETS
Intangible assets, net	167,516	42,857
Deposits	5,403	5,250
Total other assets	172,919	48,107
TOTAL ASSETS	$469,618	$278,854

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$118,650	$52,144
Accrued expenses – related party	5,257	2,486
Accrued expenses	29,806	12,955
Notes payable – related party	328,302	358,802
Total current liabilities	482,015	426,387

LONG TERM LIABILITIES
Notes payable, net	133,086	129,451

TOTAL LIABILITIES	615,101	555,838
STOCKHOLDER’S DEFICIT
Common stock, $0.001 par value; 100,000,000 authorized; 37,542,572 and 37,117,572 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	37,543	37,118
Additional paid-in-capital	4,521,312	3,708,882
Accumulated deficit	(4,704,338)	(4,022,984)
TOTAL STOCKHOLDERS’ DEFICIT	(145,483)	(276,984)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$469,618	$278,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINGHAM CANYON CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2017	2016
REVENUES
Revenue - product	$11,357	$9,098
Cost of Goods sold	11,229	9,255
Gross profit (loss)	128	(157)

OPERATING EXPENSES
General and administrative	630,065	143,185
Research and development	13,202	69,567
Depreciation and amortization	26,344	2,558
Total operating expenses	669,611	215,310

Operating loss	(669,483)	(215,467)

OTHER EXPENSES
Interest expense	(11,871)	(4,209)
Total other expenses	(11,871)	(4,209)

Loss before income taxes	(681,354)	(219,676)

Income taxes	—	—

NET LOSS	$(681,354)	$(219,676)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Basic and diluted weighted average shares outstanding	37,350,628	15,628,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINGHAM CANYON CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(681,354)	$(219,676)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,391	5,205
Amortization of debt discount	3,635	402
Common stock issued for services	—	10,000
Stock-based compensation	387,855	4,360
Expenses paid on behalf of Company	610	2,500
Changes in operating assets and liabilities:
Accounts receivable	4,018	(3,051)
Inventory	(46,062)	(778)
Prepaid expenses	206	3,491
Deposits	9,847	(35,000)
Accounts payable and accrued liabilities	8,357	58,297
Accounts payable and accrued liabilities related party	2,771	2,440
Deferred Revenue	—	(1,398)
Net cash used in operating activities	(280,726)	(173,208)

Cash Flows from Investing Activities
Purchase of fixed assets	(556)	(890)
Purchase of intangible assets	(75,000)	—
Net cash used in investing activities	(75,556)	(890)

Cash Flows from Financing Activities
Proceeds from notes payable – related parties	—	169,000
Repayment of notes payable – related parties	(31,110)	(20,000)
Common stock issued for cash	425,000	—
Net cash provided by financing activities	393,890	149,000

Net increase in cash	37,608	(25,098)
Cash and cash equivalents at beginning of period	21,078	42,486
Cash and cash equivalents at end of period	$58,686	$17,388

Supplemental Cash Flow Information
Cash paid for interest	$5,532	$632
Cash paid for Income taxes	$—	$—

Non-cash investing and financing activities:
Intangibles acquired for accounts payable	$75,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bingham Canyon Corporation

Notes to the Unaudited

Condensed Consolidated Financial Statements

March 31, 2017

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed consolidated financial statements of Bingham Canyon Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our balance sheet, statements of operations, and cash flows for the periods presented. All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K, filed on April 14, 2017.

Nature of Operations

On August 31, 2016, the Company entered into a Securities Exchange Agreement with Paradigm Convergence Technologies Corporation (“Paradigm”) to effect the acquisition of Paradigm as a wholly-owned subsidiary. Under the terms of the agreement, Bingham issued 16,790,625 restricted common shares of Bingham stock to the shareholders of Paradigm in exchange for all 22,387,500 outstanding common shares of Paradigm stock. In addition, Bingham issued options exercisable into 2,040,000 shares of Bingham’s common stock (with exercise prices ranging between $0.133 and $0.333) in exchange for 2,720,000 outstanding Paradigm stock options (with exercise prices ranging between $0.10 and $0.25). These 2,040,000 options have been adjusted at the same exchange rate of 0.75 that the outstanding common shares were exchanged. As a result of this share exchange agreement, Paradigm, the operating company, is considered the accounting acquirer.

Paradigm is located in Lenexa, Kansas and was formed June 6, 2012 under the name of EUR-ECA, Ltd. Paradigm also leases office, research and development and production space in Little River, South Carolina. Paradigm is a technology licensing company specializing in environmentally safe solutions for global sustainability. Paradigm holds patent, intellectual property and/or distribution rights to innovative products and technologies. Paradigm provides innovative products and technologies for eliminating biocidal contamination from water supplies, industrial fluids, hard surfaces, food processing equipment and medical devices. Paradigm’s overall strategy is to market new products and technologies through the use of equipment leasing, joint ventures, licensing, distributor agreements and partnerships.

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

Cash and Cash Equivalents

Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. There was cash of $58,686 and $21,078 as of March 31, 2017 and December 31, 2016, respectively. There were no cash equivalents as of March 31, 2017 and December 31, 2016, respectively.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company provides an allowance for doubtful receivables in the period the determination is made. Based on management’s evaluation, the allowance for doubtful accounts was $12,000 at March 31, 2017 and December 31, 2016, respectively.

Inventory

The inventory consists of raw materials ($66,768) and finished goods ($22,000) in the amount of $88,768 at March 31, 2017. Inventory is valued using the first-in first-out (“FIFO”) method, at the lower of cost or market value. The Company recorded a reserve allowance against inventory of $0 and $0 for the periods ending March 31, 2017 and December 31, 2016, respectively.

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

The carrying values of our financial instruments, including, cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short maturities of these financial instruments. We do not have other financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

Valuation of Long-lived Assets

The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected undiscounted cash flows. Under similar analysis no impairment was recorded as of March 31, 2017 and December 31, 2016. Impairment tests are conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment changes may be required.

Property and Equipment

Property and equipment are stated at purchased cost and depreciated on a straight-line method over estimated useful lives ranging from 5 to 15 years. Upon disposition of property and equipment, related gains and losses are recorded in the results of operations. Accumulated depreciation for period ending March 31, 2017 and December 31, 2016 were $34,529 and $30,479, respectively. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

Intangible Assets

Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. These assets are stated at cost, net of accumulated amortization. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by the projected undiscounted net future cash flows. The Company recorded impairment expense of $0 and $0 for the periods ending March 31, 2017 and December 31, 2016 respectively. Accumulated amortization was $132,923 and $107,582 as of March 31, 2017 and December 31, 2016, respectively.

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

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The weighted-average number of common shares outstanding for computing basic EPS was 37,350,628 at March 31, 2017 as compared to 15,628,125 at March 31, 2016. At March 31, 2017 and March 31, 2016 there were 1,466,077 and 1,914,516 common stock equivalents from stock options that were excluded from the diluted EPS calculation as their effect is anti-dilutive.

Recent Accounting Pronouncements

In March, 2016, the FASB issued ASU 2016-09, "Stock Compensation.” ASU 2016-09 was issued to simplify the accounting for stock compensation. It focuses on income tax accounting, award classification, estimating forfeitures, and cash flow presentation. For public companies, ASU 2016-09 became effective for annual periods beginning after December 15, 2016 and for interim periods within those annual periods. The Company adopted ASU 2016-09 effective January 1, 2017. ASU 2016-09 has no material effect on the Company’s financial statements.

In January, 2017, the FASB issued ASU 2017-04, “Intangibles, Goodwill & Other.” ASU 2017-04 simplifies how all entities assess impairment by implementing a one step test. As amended, the impairment test will compare the fair value with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. A public company which is a Securities and Exchange Commission (SEC) filer should adopt the amendments in ASU 2017-04 for its annual or any interim period within its annual period in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual dates after January 1, 2017. The Company adopted ASU 2017-04 effective January 1, 2017. ASU 2017-04 has no material effect in the Company’s financial statements.

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

NOTE 2. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception of $4,704,338 and has negative cash flows from operations. As of March 31, 2017, the Company had a working capital deficit of $260,072. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PROPERTY AND EQUIPMENT

Property and Equipment consist of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Machinery and equipment	$93,229	$92,673
Office equipment and furniture	13,656	13,656
Leasehold improvements	2,400	2,400
Total Property and Equipment, at Cost	109,285	108,729
Less Accumulated Depreciation	(34,529)	(30,479)
Property and Equipment, Net	$74,756	$78,250

Depreciation expense was $4,050 for the three months ended March 31, 2017, of which $3,047 is included in cost of goods sold and $1,003 is included in operating expenses. Depreciation expense was $3,531 for the three months ended March 31, 20167, of which $3,049 is included in cost of goods sold and $482 is included in operating expenses.

NOTE 4. INTANGIBLE ASSETS

On March 10, 2017, the Company entered into a three year Efficacy Test Data License Agreement and Efficacy Test Data Assignment Agreement (the “Agreement”) with a third party for $25,000. Under the Agreement, the Company can use certain Efficacy Test Data and purchases the rights to other Efficacy Test Data to be added to its EPA Registration number 83241-4. The Company paid $25,000 for the use of certain Efficacy Test Data and purchase of other Efficacy Test Data. Per the terms of the Agreement, the $25,000 is due within 45 days, which was paid subsequent to year end.

On March 13, 2017, the Company entered into a Registration Transfer Agreement (“Transfer Agreement”) and a Data License and Assignment Agreement (“Data Agreement”) with a third party. Pursuant to the Transfer Agreement, the Company received United States Environmental Protection Agency’s (“EPA”) Registration number 82341-4 for Excelyte® VET for a one-time fee of $125,000. The Company agreed to pay $75,000 at the time of executing the agreement and remaining $50,000 within 30 days. The remaining $50,000 was paid subsequent to period end.

The components of intangible assets at March 31, 2017 and December 31, 2016 were as follow:

	March 31, 2017	December 31, 2016
Patents	$100,439	$100,439
Technology rights	200,000	50,000
Total Intangible Assets, at Cost	300,439	150,439
Less Accumulated Amortization	(132,923)	(107,582)
Net Carrying Amount	$167,516	$42,857

Amortization expense was $25,431 and $2,076 for the three months ended March 31, 2017 and March, 31, 2016.

NOTE 5. Notes Payable

The following tables summarize notes payable as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Note payable, related parties	$328,302	$358,302
Notes payable, net	133,086	129,451
Less current portion	(328,302)	(358,802)
Net Long-Term Liabilities	$133,086	$129,451

Type	Original Amount	Issuance Date	Maturity Date	Interest Rate	Balance 03/31/2017	Balance 12/31/2016
Notes Payable, Related Party	293,302	01/01/17	01/01/18	3.5%	$278,302	$293,302
Notes Payable, Related Party	50,000	10/18/16	04/18/17	5%	50,000	50,000
Notes Payable	150,000	05/18/16	06/01/18	13%	150,000	150,000
Debt Discount					(16,914)	(20,549)
Total, net					461,388	$488,253

Notes Payable

On May 18, 2016, the Company entered into a loan agreement for $150,000 with an unrelated individual. The note is due on June 1, 2018. The note is secured by a mortgage or deed of trust on a property located in Fuquay Varina, North Carolina, owned by a minority stockholder, and by a personal guarantee of the President of the Company. The note bears an interest rate of 13% per annum and a default rate of 19% per annum. The Company paid an origination fee of 10% of the loan value and a broker’s commission of 3% of the loan value. There was also appraisal, underwriting, loan service, and attorney fees of approximately $9,500. The Company recorded a debt discount of approximately $29,079 resulting from these issuance costs which is being amortized over the life of the loan. As of March 31, 2017, the note has a remaining balance of $150,000 and a debt discount balance of $16,914.

Notes Payable – Related Parties

During the year ended December 31, 2016 the Company entered into eighteen promissory notes with the Company President for proceeds of $451,500. In addition, the Company had $10,000 in expenses paid on the Company’s behalf by the President. The notes are due in 12 months from their issuance dates (between February 2017 and September 2017), are unsecured and bear interest at 5% per annum. In December, 2016, the Company issued 201,847 shares of common stock in settlement of a portion of the principal and interest on these notes, resulting in a loss on settlement of $242,216. As of December 31, 2016, these notes had a remaining balance of $293,302.

On January 1, 2017, the Company consolidated its’ outstanding promissory notes with the Company’s President and CEO, into one promissory note totaling $293,302. The note is due January 1, 2018 and will accrue interest at 3.5% per annum. As of March 31, 2017, the note has a remaining balance of $278,302.

On March 11, 2016, the Company entered into a promissory note with an entity controlled by a Company stockholder for $7,500 to be used in operations. The note is due on September 11, 2016, is unsecured and bears an interest rate of 5% per annum. During the period, the note was repaid leaving an outstanding balance of $0 at March 31, 2017.

On October 18, 2016, the Company entered into a promissory note with a related party for $50,000 to be used in operations. The note is due on April 18, 2017, is unsecured and bears an interest rate of 5% per annum. As of March 31, 2017, the note has a remaining balance of $50,000.

During 2015, the Company entered into two Promissory Notes with a related party, totaling $30,000. Both notes matured in 2016 and accrue interest at 5% per annum. The Company repaid $22,000 of the notes balance in 2016 and the remaining $8,000 during the period, leaving an outstanding balance of $0 at March 31, 2017.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has agreements with related parties for consulting services, notes payable and stock options. See Notes to Financial Statements numbers 5, 7, and 9.

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. As of March 31, 2017 and December 31, 2016 there were 37,542,572 and 37,117,572 shares of common stock issued and outstanding, respectively.

On January 6, 2017, the Company issued 25,000 shares of common stock at $1.00 per share to an unrelated party for cash proceeds of $25,000.

From January 26, 2017, through March 13, 2017, the Company issued a combined total of 400,000 shares of common stock at $1.00 per share to an unrelated party for cash proceeds of $400,000.

Stock Options

On January 1, 2017, the Company issued 30,000 stock options to a related party with an exercise price of $2.00 per share. The options vest on January 1, 2018. The Company used the Black-Scholes methodology to value the stock-based compensation expense for options. Compensation expense is recognized on a straight-line basis over the vesting period. As of March 31, 2017, the Company recognized $14,055 in compensation expense, leaving $42,165 in compensation expense to be recognized through December 31, 2017.

On January 26, 2017, the Company issued 200,000 stock options to a related party with an exercise price of $2.00 per share. The options vested immediately. The Company used the Black-Scholes methodology to value the stock-based compensation expense for options. As of March 31, 2017, the Company recognized $373,800 in compensation expense, leaving $0 in remaining compensation expense.

In applying the Black-Scholes methodology to the options granted through March 31, 2017, the fair value of our stock-based awards was estimated using the following assumptions ranging from:

Risk-free interest rate	1.22 – 1.95%
Expected option life	2 - 5 years
Expected dividend yield	0.00%
Expected price volatility	165.72 – 199.94%

Below is a table summarizing the options issued and outstanding as of March 31, 2017:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised $
05/21/2014	1,875,000	1,875,000	0.13	2.64	05/20/2019	250,000
01/01/2016	90,000	90,000	0.33	3.25	12/31/2019	30,000
01/01/2016	75,000	75,000	0.33	3.25	12/31/2019	25,000
09/15/2016	10,000	10,000	1.00	3.25	12/31/2019	10,000
10/01/2016	7,500	7,500	1.00	1.25	12/31/2019	7,500
01/01/2017	30,000	—	2.00	2.00	01/01/2019	60,000
01/26/2017	200,000	200,000	2.00	5.00	01/26/2022	400,000
	2,287,500	2,257,500				$782,500

The weighted average exercise prices are $0.34 and $0.32 for the options outstanding and exercisable, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On November 21, 2016, the Company signed a lease for approximately 12,000 square feet of office, research & development, warehouse, and production space in Little River, South Carolina. The lease was effective December 1, 2016 at a rate of $4,800 per month for a period of three years. The Company has an option to extend the lease for two periods of three years each. The option to extend the first three year period is at a rate of $5,100 per month. The option to extend the second three year period is at a rate of $5,400 per month.

NOTE 9. SUBSEQUENT EVENTS

On April 12, 2017, the Company issued a promissory note to a related party in exchange for a $25,000 loan with an interest rate of 5% per annum. The term of the promissory note is six months. The proceeds of the loan were used for operating expenses.

On April 12, 2017, the Company issued 100,000 shares of common stock at $1.00 per share to a related party for cash proceeds of $100,000.

On April 14, 2017, the Company issued 5,000 shares of common stock at $1.00 per share to a related party for cash proceeds of $5,000.

On April 19, 2017, the Company issued 2,250,000 shares of common stock at $1.96 to Annihilyzer Inc., in order to close on the amended agreement dated April 6, 2017. Pursuant to the terms of the Agreement, as amended, the Registrant acquired certain Annihilyzer intellectual property. In addition, Paradigm Convergence Technologies Corporation (Paradigm) granted Annihilyzer, Inc, a three-year license and sub-registration under Paradigm’s EPA Product Registration #82341-4.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our ability to efficiently manage and repay our debt obligations;
•	our inability to raise additional financing for working capital;
•	our ability to generate sufficient revenue in our targeted markets to support operations;
•	significant dilution resulting from our financing activities;
•	actions and initiatives taken by both current and potential competitors;
•	supply chain disruptions for components used in our products;
•	manufacturers inability to deliver components or products on time;
•	our ability to diversify our operations;
•	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	deterioration in general or global economic, market and political conditions;
•	inability to efficiently manage our operations;
•	inability to achieve future operating results;
•	the unavailability of funds for capital expenditures;
•	our ability to recruit, hire and retain key employees;
•	the inability of management to effectively implement our strategies and business plans; and
•	the other risks and uncertainties detailed in this report.

In this form 10-Q references to “Bingham Canyon”, “Bingham”, “the Company”, “we,” “us,” “our” and similar terms refer to Bingham Canyon Corporation and its wholly owned operating subsidiary, Paradigm Convergence Technologies Corporation.

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

Bingham had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded a net loss of $681,354 for the three months ended March 31, 2017 and accumulated losses of $4,704,338 from inception through March 31, 2017.

Bingham remains dependent upon additional financing to continue operations. The Company intends to raise additional equity financing through private placements of its common stock. We expect that we would issue such stock pursuant to exemptions to the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs, as discussed below, and the available exemptions to the registration requirements of the Securities Act of 1933, as amended. We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

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

  accelerated research and development on applications of the products in the agricultural sector, most specifically with respect to abatement of a disease crisis caused by a certain bacterium in the U.S. and elsewhere;

  acquiring available complementary technology rights;

  payment of short-term debt;

  hiring of additional personnel throughout 2017; and

  general and administrative operating costs.

Management projects these costs to total approximately $1,300,000. To minimize these costs, the Company intends to maintain its practice of controlling operating costs with efficient facilities commitments, continuing below market salaries and consulting fees, and rigorous prioritization of expenditures.

Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions, management believes that the Company expects to be at or close to profitability by the end of 2017.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can deliver our products to market and generate substantial revenues, which may take the next full year to fully realize, if ever. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

SUMMARY OF BALANCE SHEET	Period ended March 31, 2017	Year ended December 31, 2016
Cash and cash equivalents	$58,686	$21,078
Total current assets	221,943	152,497
Total assets	469,618	278,854
Total liabilities	615,101	555,838
Accumulated deficit	(4,704,338)	(4,022,984)
Total stockholders’ deficit	$(145,483)	$(276,984)

At March 31, 2017, the Company recorded a net loss of $681,354 and a working capital deficit of $260,072. We have recorded a relatively small amount of revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During 2017 and 2016 we have primarily relied upon advances and loans from a stockholder and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $58,686 in cash at March 31 2017, compared to $ 21,078 in cash at December 31, 2016. We had total liabilities of $615,101 at March 31, 2017 compared to $555,838 at December 31, 2016.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $80,000 and to fund future research and development. We intend to rely on additional debt financing, loans from existing stockholders and private placements of common stock for additional funding; however, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

The decrease in total liabilities was primarily the result of conversion of notes payable and accrued interest to equity during December, 2016.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Commitments and Obligations

The Company recorded notes payable totaling approximately $461,388 at March 31, 2017 compared to notes payable of $488,253 at December 31, 2016. These notes payable are the result of loans from five related parties and one unrelated third party. Related party notes payable were $328,028 and $358,802 at March 31, 2017 and December 31, 2016, respectively. The notes payable are unsecured, non-collateralized, bear interest from 3.5% to 5% and are due for periods ranging from “on demand” to 12 months from their original issue dates. The unrelated third part note was $150,000 at March 31, 2017 and December 31, 2016. The note bears interest rate of 13% per annum and a default interest rate of 19% per annum. The note is secured by a mortgage or deed of trust on a property located in Fuquay Varina, North Carolina, owned by a minority stockholder, and by a personal guarantee of the President of the Company.

During the three months ended March 31, 2017, the Company paid back $15,610 of the note payable to the Company President, Mr. Gary Grieco. At March 31, 2017 the outstanding loan balance on note payable to Mr. Grieco, after the $15,610 payment, was $278,302.

During the three months ended March 31, 2017, the Company re-paid $15,500 on two notes payable due to two related entities controlled by a Company stockholder. At March 31, 2017, after payments of $15,500, the outstanding balances on these tow notes payable were $0 and $0.

Paradigm has also entered into two leases for office space: one is located in Lenexa, Kansas and the second in Little River, South Carolina. The office space lease amounts total $6,300 per month.

Results of Operations

SUMMARY OF OPERATIONS	Three month period ended March 31,
	(Unaudited)
	2017	2016
Revenues, net	$11,357	$9,098
Cost of sales	(11,229)	(9,255)
Gross profit (loss)	$128	(157)
Total operating expenses	(669,611)	(215,310)
Total other expense	(11,871)	(4,209)
Income tax provision	—	—
Net loss	$(681,354)	$(219,676)
Net earnings (loss) per share both (basic) and diluted	$(0.02)	$(0.01)

Revenues increased to $11,357 for the three months ended March 31, 2017 (the “2017 first quarter”) compared to $9,098 for the three months ended March 31, 2016 (the “2016 first quarter”). The revenue increase for the period was due to the increased volume of fluids sold.

Cost of sales increased to $11,229 for the 2017 first quarter compared to $9,255 for the 2016 first quarter. The cost of sales increase during the 2017 first quarter was due to the cost associated with the increased volume of fluids sold and depreciation.

Total operating expenses increased to $669,611 during the 2017 first quarter compared to $215,310 during the 2016 first quarter. The increase during the first quarter of 2017 was due to an increase in General and administrative expense, net of a decrease in research and development spending.

General and administrative expenses increased to $630,605 for the 2017 first quarter compared to $143,185 during the 2016 first quarter. The increase in general and administrative expense increase during the first quarter of 2017 was due to hiring new employees, opening a new facility, and recording stock option compensation expense for stock options issued during the quarter.

Research and development expenses decreased to $13,202 for the 2017 first quarter compared to $69,567 during the 2016 first quarter. The decrease in research and development expense during the first quarter of 2017 was primarily due to completion of field testing in one area of the Company’s business.

Depreciation and amortization expenses increased to $26,344 during the 2017 first quarter compared to $5,607 during the 2016 first quarter. The increase was primarily due to an increase in intangible assets and the amortization associated with the increase.

Total interest expenses increased to $11,871 during the 2017 first quarter compared to $4,209 during the 2016 first quarter. Total interest expense increased during the 2017 first quarter due to the higher rate of interest per annum on the loan obtained during the quarter from the unrelated third party note and the amortization of debt discount.

Net loss from operations after income taxes increased to $681,354 during the 2017 first quarter compared to $219,676 during the 2016 first quarter. Net loss from operations after income taxes increased during the 2017 first quarter primarily due to increased operating expenses.

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

Critical Accounting Policies

Emerging Growth Company - We qualify as an “emerging growth company” under the recently enacted Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	Submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency”

•	Obtain stockholder approval of any golden parachute payments not previously approved; and

•	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

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

Recent Accounting Developments

We reviewed all recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the AICPA, and the SEC and we did not or are not believed by management to have a material impact on our present or future financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our President as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President concluded that as of March 31, 2017, our disclosure controls and procedures were not effective.

Notwithstanding this finding of ineffective disclosure controls and procedures, we concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

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

For the period ended March 31, 2017, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, our President has determined that our internal control over financial reporting for period ended March 31, 2017, the year ended December 31, 2016, was not effective.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

There has been no change in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may become involved in various routine legal proceedings incidental to our business. To our knowledge as of the date of this Report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. However, we detailed significant business risks in Item 1A to our Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 6, 2017, the Company issued 25,000 shares to an unrelated party for cash proceeds of $25,000.

On January 26, 2017, the Company issued 250,000 shares to a related party for cash proceeds of $250,000.

On March 13, 2017, the Company issued 150,000 shares to a related party for cash proceeds of $150,000.

Subsequent Issuances After Quarter-End

On April 12, 2017, the Company issued 100,000 shares of common stock at $1.00 per share to a related party for cash proceeds of $100,000.

On April 17, 2017, the Company issued 5,000 shares of common stock to a related party for cash proceeds of $5,000.

On April 20, 2017, pursuant to the terms of the Annihilyzer Agreement referenced above, the Company issued 2,250,000 restricted shares of common stock to Annihilyzer, Inc.

All of the above-described issuances/grants were exempt from registration pursuant to Section 4(a)(2) and/or Regulation D of the Securities Act as transactions not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on its behalf. All such securities issued pursuant to such exemptions are restricted securities as defined in Rule 144(a)(3) promulgated under the Securities Act, appropriate legends have been placed on the documents evidencing the securities, and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

BINGHAM CANYON CORPORATION

Date: May 15, 2017	By:	/s/Gary J. Grieco
Gary J. Grieco, Principal Executive Officer
(On behalf of the Registrant and as Principal Financial Officer)

