Form 10-Q
period 2017-06-30
BINGHAM CANYON CORP
filed 2017-08-14
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of August 14, 2017 was 39,981,572.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2017 and 2016 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of results to be expected for any subsequent period.

BINGHAM CANYON CORPORATION

Financial Statements

June 30, 2017

(Unaudited)

BINGHAM CANYON CORPORATION

Condensed Consolidated Balance Sheets

	JUNE 30, 2017	DECEMBER 31, 2016
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$863	$21,078
Accounts receivable, net	5,808	4,018
Inventory	226,573	42,706
Prepaid expenses	4,773	7,152
Deposits	—	77,543
Total current assets	238,017	152,497

FIXED ASSETS
Equipment, net of depreciation	72,074	78,250

OTHER ASSETS
Intangible assets, net of accumulated amortization	4,486,677	42,857
Deposits	5,403	5,250
Total other assets	4,492,080	48,107

TOTAL ASSETS	$4,802,171	$278,854

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$75,926	$52,144
Bank overdraft payable	6,911	—
Accrued expenses – related party	8,777	2,486
Accrued expenses	64,527	12,955
Notes payable – related party	428,302	358,802
Notes payable, net	286,721	—
Total current liabilities	871,164	426,387

LONG TERM LIABILITIES
Notes payable, net	—	129,451
TOTAL LIABILITIES	871,164	555,838
STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $0.001 par value; 100,000,000 authorized; 39,927,572 and 37,117,572 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	39,928	37,118
Additional paid-in-capital	9,080,532	3,708,882
Accumulated deficit	(5,189,453)	(4,022,984)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,931,007	(276,984)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,802,171	$278,854

The accompanying notes are an integral part of these unaudited condensed financial statements.

BINGHAM CANYON CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
REVENUES
Revenue	$10,872	$69,963	$22,229	$79,061
Cost of Goods sold	8,108	24,400	19,337	30,606
Gross profit	2,764	45,563	2,892	48,455

OPERATING EXPENSES
General and administrative	327,514	187,709	957,579	330,894
Research and development	56,710	7,437	69,912	77,004
Depreciation and amortization	87,080	7,952	113,424	13,559
Total operating expenses	471,304	203,098	1,140,915	421,457

Net loss before other expenses	(468,540)	(157,535)	(1,138,023)	(373,002)

OTHER EXPENSES
Interest expense	(16,575)	(10,886)	(28,446)	(15,095)
Loss on settlement convertible debt	—	(48,872)	—	(48,872)
Total other expenses	(16,575)	(59,758)	(28,446)	(63,967)

Loss from operations before Income taxes	(485,115)	(217,293)	(1,166,469)	(436,969)

Income taxes	—	—	—	—

NET LOSS	$(485,115)	$(217,293)	$(1,166,469)	$(436,969)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Basic and diluted weighted average shares outstanding	39,758,385	16,091,875	38,561,158	15,865,142

The accompanying notes are an integral part of these unaudited condensed financial statements.

BINGHAM CANYON CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(1,166,469)	$(436,969)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	119,519	10,444
Amortization of debt discount	7,270	3,115
Common stock issued for services	—	20,000
Stock-based compensation	401,910	10,336
Expenses paid on behalf of company	4,610	2,500
Loss on settlement	—	48,872
Changes in operating assets and liabilities:
Accounts receivable	(1,790)	(34,013)
Inventory	(183,867)	(14,344)
Prepaid expenses	2,379	(91)
Deposits	77,390	(39,500)
Accounts payable and accrued liabilities	82,265	60,892
Accounts payable and accrued liabilities related party	6,291	12,895
Deferred Revenue	—	(1,398)
Net cash used in operating activities	(650,492)	(357,261)

Cash Flows from Investing Activities
Purchase of fixed assets	(2,113)	(1,988)
Purchase of intangible assets	(150,000)	—
Net cash used in investing activities	(152,113)	(1,988)

Cash Flows from Financing Activities
Proceeds from notes payable – related parties	100,000	249,000
Proceeds from notes payable	150,000	120,921
Repayment of notes payable – related parties	(35,110)	(64,000)
Common stock issued for cash	567,500	45,000
Net cash provided by financing activities	782,390	350,921

Net increase in cash	(20,215)	(8,328)
Cash and cash equivalents at beginning of period	21,078	42,486
Cash and cash equivalents at end of period	$863	$34,158

Supplemental Cash Flow Information
Cash paid for interest	$11,280	$8,539
Cash paid for Income taxes	$—	$—

Non-Cash Investing and Financing Activities
Common stock issued in conversion of debt	$—	$50,000
Debt discount from issuance costs	$—	$29,079
Common stock issued for intellectual property	$4,405,050	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Bingham Canyon Corporation

Notes to the Unaudited

Condensed Consolidated Financial Statements

June 30, 2017

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K, filed April 14, 2017.

Nature of Operations

On August 31, 2016, the Company entered into a Securities Exchange Agreement with Paradigm Convergence Technologies Corporation (“Paradigm”) to effect the acquisition of Paradigm as a wholly-owned subsidiary. Under the terms of the agreement, the Company issued 16,790,625 restricted common shares of Company stock to all of the shareholders of Paradigm in exchange for all 22,387,500 outstanding Paradigm common stock. In addition, the Company issued options exercisable into 2,040,000 shares of the Company’s common stock (with exercise prices ranging between $0.133 and $0.333) in exchange for 2,720,000 outstanding Paradigm stock options (with exercise prices ranging between $0.10 and $0.25). These 2,040,000 options have been adjusted at the same exchange rate of 75% that the outstanding common shares were exchanged. As a result of this reverse recapitalization, Paradigm, the operating company, is considered the accounting acquirer.

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

Cash and Cash Equivalents

Cash and cash equivalents are considered to be cash and a highly liquid security with original maturities of three months or less. There was cash of $863 and $21,078 as of June 30, 2017 and December 31, 2016, respectively. There were no cash equivalents as of June 30, 2017 and December 31, 2016.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. That Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the allowance for doubtful accounts was $12,000 at June 30, 2017 and December 31, 2016.

Inventory

The inventory consists of raw materials $66,773 and finished goods $159,800 in the amount of $226,573 at June 30, 2017. Inventory is valued based upon first-in first-out (“FIFO”) cost, not in excess of market. The Company recorded a reserve allowance against inventory of nil and nil for the periods ending June 30, 2017 and December 31, 2016, respectively.

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

The carrying values of our financial instruments, including, cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short maturities of these financial instruments. We do not have other financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

Valuation of Long-lived Assets

The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected undiscounted cash flows. Under similar analysis no impairment was recorded as of June 30, 2017 and December 31, 2016. Impairment tests are conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment changes may be required.

Property and Equipment

Property and equipment are stated at purchased cost and depreciated on a straight-line method over estimated useful lives ranging from 5 to 15 years. Upon disposition of property and equipment, related gains and losses are recorded in the results of operations. Accumulated depreciation for period ending June 30, 2017 and December 31, 2016 were $38,768 and $30,479, respectively. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

Intangible Assets

Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over estimated useful lives of 1 to 15 years. These assets are stated at cost, net of accumulated amortization. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by the projected undiscounted net future cash flows. The Company recorded impairment expense of nil and nil for the periods ending June 30, 2017 and December 31, 2016, respectively. Accumulated amortization was $218,812 and $107,582 as of June 30, 2017 and December 31, 2016, respectively.

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

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The weighted-average number of common shares outstanding for computing basic EPS was 38,561,158 at June 30, 2017 as compared to 15,865,142 at June 30, 2016. At June 30, 2017 and June 30, 2016 there were 1,444,750 and 1,875,000 common stock equivalents from stock options that were excluded from the diluted EPS calculation as their effect is anti-dilutive.

Recent Accounting Pronouncements

In March, 2016, the FASB issued ASU 2016-09, "Stock Compensation." ASU 2016-09 was issued to simplify the accounting for stock compensation. It focuses on income tax accounting, award classification, estimating forfeitures, and cash flow presentation. For public companies, ASU 2016-09 became effective for annual periods beginning after December 15, 2016 and for interim periods within those annual periods. The Company adopted ASU 2016-09 effective January 1, 2017. ASU 2016-09 has no material effect on the Company’s financial statements.

In January, 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 issues an initial required screen that, if met, eliminates the need for further assessment. Under the new guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset, or group of similar assets, the assets acquired would not represent a business.

A public company with a calendar year end and which is a Securities and Exchange Commission (SEC) filer should adopt the amendments in ASU 2017-01 effective January 1, 2018. Early adoption is permitted for interim or annual dates after September 30, 2016. The Company adopted ASU 2017-01 effective January 1, 2017.

In January, 2017, the FASB issued ASU 2017-04, “Intangible, Goodwill & Other.” ASU 2017-04 simplifies how all entities assess impairment by implementing a one-step test. As amended, the impairment test will compare the fair value with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds fair value.

A public company which is a Securities and Exchange Commission (SEC) filer should adopt the amendments in ASU 2017-04 for its annual or interim period within its annual period in fiscal years beginning December 31, 2019. Early adoption is permitted for interim or annual dates after January 1, 2017. The Company adopted ASU 2017-04 effective January 1, 2017. ASU 2017-04 has no material effect in the Company’s financial statements.

The Company has reviewed all other FASB issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods. The Company has carefully considered the new pronouncements that alter the previous GAAP and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

NOTE 2. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception of $5,189,453 and has negative cash flows from operations. As of June 30, 2017, the Company had a working capital deficit of $633,147. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PROPERTY AND EQUIPMENT

Property and Equipment consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Machinery and equipment	$94,786	$92,673
Office equipment and furniture	13,656	13,656
Leasehold improvements	2,400	2,400
Property and Equipment, at Cost	110,842	108,729
Less: Accumulated Depreciation	(38,768)	(30,479)
Property and Equipment, Net	$72,074	$78,250

Depreciation expense was $8,289 for the six months ended June 30, 2017, of which $6,095 is included in cost of goods sold and $2,194 is included in operating expenses. Depreciation expense was $7,096 for the six months ended June 30, 2016, of which nil is included in cost of goods sold and $7,096 is included in operating expenses.

NOTE 4. INTANGIBLE ASSETS

On March 10, 2017, the Company entered into a three year Efficacy Test Data License Agreement and Efficacy Test Data Assignment Agreement (the “Agreement”) with a third party for $25,000. Under the Agreement, the Company can use certain Efficacy Test Data and purchases the rights to other Efficacy Test Data to be added to its EPA Registration number 83241-4. The Company paid $25,000 for the use of certain Efficacy Test Data and purchase of other Efficacy Test Data. The $25,000 was paid on April 28, 2017.

On March 13, 2017, the Company entered into a Registration Transfer Agreement (“Transfer Agreement”) and a Data License and Assignment Agreement (“Data Agreement”) with a third party. Pursuant to the Transfer Agreement, the Company received United States Environmental Protection Agency’s (“EPA”) Registration number 82341-4 for Excelyte® VET for a one-time fee of $125,000. The Company agreed to pay $75,000 at the time of executing the agreement and remaining $50,000 within 30 days. The $50,000 was paid on April 7, 2017.

On April 6, 2017, the Company acquired intangible assets by issuing 2,250,000 shares of common stock at $1.96 per share ($4,405,050) to Annihilyzer Inc. in order to close on the amended agreement dated April 6, 2017. Pursuant to the terms of the Agreement, as amended, the Registrant acquired an Annihilyzer patent and all associated intellectual property. In addition, Paradigm Convergence Technologies Corporation (Paradigm) granted Annihilyzer, Inc, a three-year license and sub-registration under Paradigm’s EPA Product Registration #82341-4. Annihilyzer, Inc. had no activity under this sub-registration agreement as of June 30, 2017.

The components of intangible assets at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Patents	$4,505,489	$100,439
Technology rights	200,000	50,000
Intangibles, at Cost	4,705,489	150,439
Less Accumulated Amortization	(218,812)	(107,582)
Net Carrying Amount	$4,486,677	$42,857

Amortization expense was $111,230 and $6,463 for the six months ended June 30, 2017 and June 30, 2016, respectively.

NOTE 5. NOTES PAYABLE

The following tables summarize notes payable as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Notes payable, related parties	$428,302	$358,802
Notes payable	300,000	150,000
Subtotal	728,302	508,802
Less debt discount	(13,279)	(20,549)
Subtotal, net	715,023	488,253
Less current portion	(715,023)	(358,802)

Net Long-Term Liabilities, net	$—	$129,451

NOTE 5. NOTES PAYABLE (Continuted)

	Original	Issuance	Maturity	Interest	Balance	Balance
Type	Amount	Date	Date	Rate	06/30/2017	12/31/2016
Notes Payable, Related Party	$25,000	12/10/15	06/10/16	5.00%	$—	$8,000
Notes Payable, Related Party	7,500	03/11/16	09/11/16	5.00%	—	—
Notes Payable, Related Party	50,000	10/18/16	08/18/17	5.00%	50,000	50,000
Notes Payable, Related Party	293,302	01/01/17	01/01/18	3.50%	278,302	293,302
Notes Payable, Related Party	25,000	04/12/17	10/12/17	5.00%	25,000	—
Notes Payable, Related Party	25,000	04/27/17	04/27/18	3.00%	25,000	—
Notes Payable, Related Party	15,000	05/15/17	05/15/18	5.00%	15,000	—
Notes Payable, Related Party	10,000	06/12/17	06/12/18	3.00%	10,000	—
Notes Payable, Related Party	25,000	06/13/17	07/31/17	3.00%	25,000	—
Notes Payable	150,000	05/18/16	06/01/18	13.00%	150,000	150,000
Notes Payable	25,000	05/08/17	07/08/17	0%	25,000	—
Notes Payable	125,000	05/15/17	08/31/17	10.00%	125,000	—
Subtotal					728,302	508,802
Debt Discount					(13,279)	(20,549)
Total Notes Payable, Net					$715,023	$488,253

Notes Payable

On May 18, 2016, the Company entered into a loan agreement for $150,000 with an unrelated individual. The note is due on June 1, 2018. The note is secured by a mortgage or deed of trust on a property located in Fuquay Varina, North Carolina, owned by a minority shareholder, and by a personal guarantee of the President of the Company. The note bears an interest rate of 13% per annum and a default rate of 19% per annum. The Company paid an origination fee of 10% of the loan value and a broker’s commission of 3% of the loan value. There was also appraisal, underwriting, loan service, and attorney fees of approximately $9,500. The Company recorded a debt discount of approximately $29,079 resulting from these issuance costs which is being amortized over the life of the loan. As of June 30, 2017, the note has a remaining balance of $150,000 and a debt discount balance of $13,279.

On May 8, 2017, the Company entered into a 2-month term promissory note with a non-related party for $25,000 to be used in operations. The note is secured by 50,000 shares of common stock as collateral and guarantees interest in the amount of $2,500 at the time of repayment. As of June 30, 2017, the note has a remaining balance of $25,000.

On May 15, 2017, the Company entered into a 45-day promissory note with a related party for $125,000 to be used in operations. The note was extended on August 1, 2017 and is now due on August 31, 2017. The note is unsecured and bears an interest rate of 10% per annum. As of June 30, 2017, the note has a remaining balance of $125,000.

NOTE 5. NOTES PAYABLE (Continued)

Notes Payable – Related Parties

On October 18, 2016, the Company entered into a promissory note with a related party for $50,000 to be used in operations. The note was extended on April 18, 2017 and is now due on August 18, 2017. The note is unsecured and bears an interest rate of 5% per annum. As of June 30, 2017, the note has a remaining balance of $50,000.

On January 1, 2017, the Company consolidated its outstanding promissory notes with the Company’s President and CEO, into one promissory note totaling $293,302. The note is due January 1, 2018 and will accrue interest at 3.5% per annum. As of June 30, 2017, the note has a remaining balance of $278,302.

On April 12, 2017, the Company entered into a 6-month term promissory note with a related party for $25,000 to be used in operations. The note is unsecured, is due on or before October 12, 2017, and bears an interest rate of 5% per annum. As of June 30, 2017, the note has a remaining balance of $25,000.

On April 27, 2017 the Company entered into a one-year term promissory note with a related party for $25,000 to be used in operations. The note is unsecured and bears an interest rate of 3% per annum. As of June 30, 2017, the note has a remaining balance of $25,000.

On May 15, 2017, the Company entered into a one-year term promissory note with a related party for $15,000 to be used in operations. The note is unsecured and bears interest at an interest rate of 5% per annum. As of June 30, 2017, the note has a remaining balance of $15,000.

On June 12, 2017 the Company entered into a one-year term promissory note with a related party for $10,000 to be used in operations. The note is unsecured and bears an interest rate of 3% per annum. As of June 30, 2017, the note has a remaining balance of $10,000.

On June 13, 2017, the Company entered into a short-term promissory note with a related party for $25,000 due on July 31, 2017, to be used in operations. The note is unsecured and bears an interest rate of 3% per annum. As of June 30, 2017 the note has a remaining balance of $25,000.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has agreements with related parties for consulting services, notes payable and stock options. See Notes to Financial Statements numbers 5, 7, and 9.

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. As of June 30, 2017 and December 31, 2016 there were 39,927,572 and 37,117,572 shares of common stock issued respectively.

On January 6, 2017, the Company issued 25,000 shares of common stock at $1.00 per share to an unrelated party for cash proceeds of $25,000.

From January 26, 2017, through March 13, 2017, the Company issued a combined total of 400,000 shares of common stock at $1.00 per share to an unrelated party for cash proceeds of $400,000.

NOTE 7. STOCKHOLDERS’ DEFICIT (Continued)

On April 6, 2017, the Company acquired intangible assets by issuing 2,250,000 shares of common stock at $1.96 per share ($4,405,050) to Annihilyzer Inc. in order to close on the amended agreement dated April 6, 2017. See also note 4.

On April 12, 2017, the Company issued 100,000 shares of common stock at $1.00 per share to a related party for proceeds of $100,000.

On April 14, 2017, the Company issued 5,000 shares of common stock at $1.00 per share to an unrelated party for cash proceeds of $5,000.

On June 16, 2017, the Company issued 20,000 shares of common stock at $1.25 per share to an unrelated party for cash proceeds of $25,000.

On June 27, 2017, the Company issued 10,000 shares of common stock at $1.25 per share to an unrelated party for cash proceeds of $12,500.

Stock Options

On January 1, 2017 the Company issued 30,000 stock options to a related party with an exercise price of $2.00 per share. The options vest on January 1, 2018. The Company used the Black-Scholes methodology to value the stock-based compensation expense for options. Compensation expense is recognized on a straight-line basis over the vesting period. As of June 30, 2017, the Company recognized $28,110 in compensation expense, leaving $28,110 in compensation expense to be recognized through December 31, 2017.

On January 26, 2017, the Company issued 200,000 stock options to a related party with an exercise price of $2.00 per share. The options vested immediately. The Company used the Black-Scholes methodology to value the stock-based compensation expense for options. As of June 30, 2017, the Company recognized $373,800 in compensation expense, leaving $0 in remaining compensation expense.

In applying the Black-Scholes methodology to the options granted through June 30, 2017, the fair value of our stock-based awards was estimated using the following assumptions ranging from:

Risk-free interest rate	1.22 - 1.95%
Expected option life	2 - 5 years
Expected dividend yield	0.00%
Expected price volatility	165.72 - 199.94%

Below is a table summarizing the options issued and outstanding as of June 30, 2017:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
05/21/2014	1,875,000	1,875,000	0.13	1.88	05/20/2019	$250,000
01/01/2016	90,000	90,000	0.33	2.50	12/31/2019	30,000
01/01/2016	75,000	75,000	0.33	2.50	12/31/2019	25,000
09/15/2016	10,000	10,000	1.00	2.50	12/31/2019	10,000
10/01/2016	7,500	7,500	1.00	2.50	12/31/2019	7,500
01/01/2017	30,000	—	2.00	1.51	01/01/2019	60,000
01/26/2017	200,000	200,000	2.00	4.58	01/26/2022	400,000
	2,287,500	2,257,500				$782,500

The weighted average exercise prices are $0.34 and $0.32 for the options outstanding and exercisable, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On November 21, 2016, the Company signed a lease for approximately 12,000 square feet of office, research & development, warehouse, and production space in Little River, South Carolina. The lease was effective December 1, 2016 at a rate of $4,800 per month for a period of three years. The Company has an option to extend the lease for two periods of three years each. The option to extend the first three-year period is at a rate of $5,100 per month. The option to extend the second three-year period is at a rate of $5,400 per month.

NOTE 9. SUBSEQUENT EVENTS

On July 3, 2017, the Company entered into a one year term promissory note with a related party for $5,500 to be used in operations. The note is unsecured, is due on July 3, 2018, and bears an interest rate of 3% per annum.

On July 3, 2017, the Company entered into a two month term promissory note with an unrelated party for $25,000 to be used in operations. The note is unsecured, is due on August 31, 2017, and bears an interest rate of 8% per annum.

On July 13, 2017, the Company issued 24,000 shares of common stock at $1.25 per share to an unrelated party for cash proceeds of $30,000.

On July 14, 2017, the Company entered into a 45 day term promissory note with an unrelated party for $10,000 to be used in operations. The note is unsecured, is due on August 31, 2017, and bears an interest rate of 8% per annum.

On July 25, 2017, the Company entered into a two month term promissory note with a related party for $25,000 to be used in operations. The note is unsecured, is due on September 25, 2017, and bears an interest rate of 5% per annum.

On July 27, 2017, the Company issued 30,000 shares of common stock at $1.25 per share to an unrelated party for cash proceeds of $37,500.

FORWARD LOOKING STATEMENTS

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, Current Reports on Form 8-K and other reports we file under the Exchange Act.

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

In this Form 10-Q references to “Bingham Canyon,” “Bingham,” “the Company,” “we,” “us,” “our” and similar terms refer to Bingham Canyon Corporation and its wholly owned operating subsidiary, Paradigm Convergence Technologies Corporation (“Paradigm,” “PCT Corp.”).

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

Bingham is a holding company and Paradigm is the wholly-owned subsidiary of Bingham. Paradigm is a technology company specializing in the development and commercialization of environmentally-safe products and solutions for global sustainability. We hold patent, intellectual property and/or distribution rights to innovative products and technologies; most specifically, our on-site generation and applications systems for Hydrolyte®, GoGreenlyteFirst™, PCT An-O-Lyte™, PCT Cath-O-Lyte™ and Annihilyte™ disinfectant and microbicide fluids and our comprehensive “Green Cleaning” and disinfecting system and program, the Annihilyzer™ System with its patented[1] tracking, monitoring and reporting system. Our overall strategy is to market new products and technologies using direct sales; system and service agreements; fluid sales; equipment sales and leasing; licensing and distributor agreements; and, joint ventures, and partnerships. We intend to also continue our constant pursuit of new technologies (through acquisition or invention) upon which we can build and expand our joint venture and licensing core business. However, Paradigm may not be able to identify suitable license or joint venture opportunities, nor guarantee that any such agreements will be profitable.

Bingham had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded a net loss of $1,116,469 for the six months ended June 30, 2017 and accumulated losses of $5,189,453 from inception through June 30, 2017.

Bingham remains dependent upon additional financing to continue operations. The Company intends to raise additional equity financing through private placements of its common stock. We expect that we would issue such stock pursuant to exemptions to the registration requirements provided by, and in accordance with, federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs, as discussed below, and the available exemptions to the registration requirements of the Securities Act of 1933. We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

The expected costs for the next twelve months include:

  a major commercial launch of non-toxic sanitizing, disinfecting and sterilizing products and technologies, particularly the Annihilyzer™ System, with a strong emphasis on health care facilities, including hospitals, nursing homes, assisted living facilities, clinics and medical, dental and veterinarian offices;
  continued research and development on product generation systems including those designed for on-site deployment at customers’ facilities;
  accelerated research and development on crop decontamination applications in the agricultural sector, most immediately with respect to abatement of a bacterial disease crisis caused by a specific bacterium carried by Asian Psyllids in the U.S. and elsewhere;
  acquiring available complementary technology rights;
  payment of short-term debt;
  hiring of additional personnel throughout 2017; and,
  general and administrative operating costs.

Management projects these costs to total approximately $1,300,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditures.

Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions; management believes that the Company should be expected to be at or close to profitability by the end of 2017.

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

SUMMARY OF BALANCE SHEET	Period ended June 30, 2017	Year ended December 31, 2016
Cash and cash equivalents	$863	$21,078
Total current assets	238,017	152,497
Total assets	4,802,171	278,854
Total liabilities	871,164	555,838
Accumulated deficit	(5,189,453)	(4,022,984)
Total stockholders’ equity (deficit)	$3,931,007	$(276,984)

At June 30, 2017, the Company recorded a net loss of $1,166,469 and a working capital deficit of $633,147. We have recorded a relatively small amount of revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During 2017 and 2016 we have primarily relied upon advances and loans from a stockholder and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $863 in cash at June 30, 2017, compared to $21,078 in cash at December 31, 2016. We had total liabilities of $871,164 at June 30, 2017 compared to $555,838 at December 31, 2016.

The increase in total liabilities was primarily the result of an increase in debt used for operations and the unusual and non-recurring expenses associated with securing the right to use the EPA production registration (EPA Registration #82341-4 “Excelyte® VET” label) for a period of time.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $80,000 and to fund future research and development. We intend to rely on additional debt financing, loans from existing stockholders and private placements of common stock for additional funding; however, there is no assurance that additional funding will be available. Although we do not yet have material commitments for future capital expenditures, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Commitments and Obligations

The Company recorded the following notes payable as of June 30, 2017 and December 31, 2016:

	Original	Issuance	Maturity	Interest	Balance	Balance
Type	Amount	Date	Date	Rate	06/30/2017	12/31/2016
Notes Payable, Related Party	$25,000	12/10/15	06/10/16	5.00%	$—	$8,000
Notes Payable, Related Party	5,000	03/11/16	09/11/16	5.00%	—	7,500
Notes Payable, Related Party	50,000	10/18/16	08/18/17	5.00%	50,000	50,000
Notes Payable, Related Party	293,302	01/01/17	01/01/18	3.50%	278,302	293,302
Notes Payable, Related Party	25,000	04/12/17	10/12/17	5.00%	25,000	—
Notes Payable, Related Party	25,000	04/27/17	04/27/18	3.00%	25,000	—
Notes Payable, Related Party	15,000	05/15/17	05/15/18	5.00%	15,000	—
Notes Payable, Related Party	10,000	06/12/17	06/12/18	3.00%	10,000	—
Notes Payable, Related Party	25,000	06/13/17	07/31/17	3.00%	25,000	—
Notes Payable	150,000	05/18/16	06/01/18	13.00%	150,000	150,000
Notes Payable	25,000	05/08/17	07/08/17	0%	25,000	—
Notes Payable	125,000	05/15/17	08/31/17	10.00%	125,000	—
Subtotal					728,302	508,802
Debt Discount					(13,279)	(20,549)
Total Notes Payable, Net					$715,023	$488,253

During the six months ended June 30, 2017, the Company repaid $19,610 of notes payable to the Company President, Mr. Gary Grieco. At June 30, 2017 the outstanding loan balance on notes payable to Mr. Grieco, after deducting the $19,610 in payments, was $313,302.

During the six months ended June 30, 2017, Paradigm operated under two leases for office space: one located in Lenexa, Kansas and the second located in Little River, South Carolina. The office space lease cost totaled $6,300 per month.

Results of Operations

SUMMARY OF OPERATIONS	Three month period ended June 30,		Six month period ended June 30,
	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Revenues, net	$10,872	$69,963	$22,229	$79,061
Cost of sales	(8,108)	(24,400)	(19,337)	(30,606)
Gross profit	2,764	45,563	2,892	48,455
Total operating expenses	(471,304)	(203,098)	(1,140,915)	(421,457)
Total other expense	(16,575)	(59,758)	(28,446)	(63,967)
Income tax provision	—	—	—	—
Net loss	$(485,115)	$(217,293)	$(1,166,469)	$(436,969)
Net earnings (loss) per share both (basic) and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Revenues decreased to $10,872 for the three months ended June 30, 2017 compared to $69,963 for the three months ended June 30, 2016. Revenues decreased to $22,229 for the six months ended June 30, 2017 compared to $79,061 for the six months ended June 30, 2016. The revenue decreases for both periods were due to fluid sales only. No equipment was sold during either period.

Cost of sales decreased to $8,108 for the three months ended June 30, 2017 compared to $24,400 for the three months ended June 30, 2016. Cost of sales decreased to $19,337 for the six months ended June 30, 2017 compared to $30,606 for the six months ended June 30, 2016. The cost of sales decreases for both periods were due to fluid sales only. There were no equipment costs in either period due to the absence of equipment sales.

Total operating expenses increased to $471,304 for the three months ended June 30, 2017 compared to $203,098 for the three months ended June 30, 2016. Total operating expenses increased to $1,140,915 for the six months ended June 30, 2017 compared to $421,457 for the six months ended June 30, 2016. The total operating expense increases for both periods were due to stock option expenses, hiring new employees and opening new office locations.

General and administrative expenses increased to $327,514 for the three months ended June 30, 2017 compared to $187,709 for the three months ended June 30, 2016. General and administrative expenses increased to $957,579 for the six months ended June 30, 2017 compared to $330,894 for the six months ended June 30, 2016. General and administrative expense increases for both periods were due to stock option expenses, hiring new employees and opening new office locations.

Research and development expenses increased to $56,710 for the three months ended June 30, 2017 compared to $7,437 for the three months ended June 30, 2016. Research and development expenses decreased to $69,912 for the six months ended June 30, 2017 compared to $77,004 for the six months ended June 30, 2016. Research and development expenses increased for the three months ended June 30, 2017 due to field testing required for EPA certification. Research and development expenses decreased for the six months ended June 30, 2017 due to the completion of testing in one segment of business.

Depreciation and amortization expenses increased to $87,080 for the three months ended June 30, 2017 compared to $7,952 for the three months ended June 30, 2016. Depreciation and amortization expenses increased to $113,424 for the six months ended June 30, 2017 compared to $13,559 for the six months ended June 30, 2016. Depreciation and amortization expenses increased for both periods due to fixed asset and intangible asset acquisitions during those periods.

Total interest expense increased to $16,575 for the three months ended June 30, 2017 compared to $10,886 for the three months ended June 30, 2016. Total interest expense increased to $28,446 for the six months ended June 30, 2017 compared to $15,095 for the six months ended June 30, 2016. The increase in interest expense during both periods is due to increased borrowings for continued operations.

Loss on settlement of convertible debt decreased to $0 and $0 for the three months and six months ended June 30, 2017 compared to $48,872 for the three months and six months ended June 30, 2016. On April 4, 2016, the holders of convertible debentures elected to convert the full principal balance of $25,000 into 250,000 shares each at $0.10 per common share. In addition, the note holders received an additional 250,000 shares each in settlement of the remaining accrued interest and warrants, resulting in a loss on settlement of $48,872.

Net loss from operations and after income taxes increased to $485,115 for the three months ended June 30, 2017 compared to $217,293 for the three months ended June 30, 2016. Net loss from operations and after income taxes increased to $1,166,469 for the six months ended June 30, 2017 compared to $436,969 for the six months ended June 30, 2016. Net loss from operations and after income taxes increased for the three months and six months ended June 30, 2017 primarily due to loss on settlement of debt in 2016, increased operating and general and administrative expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Gary Grieco, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Grieco concluded that our disclosure controls and procedures are ineffective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. Notwithstanding the finding of ineffective disclosure controls and procedures, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

For the period ended June 30, 2017, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, our principal executive officer has determined that our internal control over financial reporting for period ended June 30, 2017 and the year ended December 31, 2016, was not effective.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. However, we detailed significant business risks in Item 1A to our Form 10-K for the year ended December 31, 2016, to which reference is made herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 6, 2017, the Company sold 25,000 shares of common stock at $1.00 per share to an unrelated party for cash proceeds of $25,000.

From January 26, 2017 through March 13, 2017, the Company sold a combined total of 400,000 shares of common stock at $1.00 per share to an unrelated party for cash proceeds of $400,000.

On April 6, 2017, pursuant to the terms of the Annihilyzer Agreement referenced herein, the Company issued 2,250,000 restricted shares of common stock to Annihilyzer, Inc.

On April 12, 2017, the Company sold 100,000 shares of common stock at $1.00 per share to a related party accredited investor for cash proceeds of $100,000.

On April 17, 2017, the Company sold 5,000 shares of common stock to a related party for cash proceeds of $5,000.

On June 19, 2017, the Company sold 20,000 shares of common stock to a non-related party for cash proceeds of $25,000.

On June 27, 2017, the Company sold 10,000 shares of common stock to a related party for cash proceeds of $12,500.

Subsequent Issuances After Quarter-End

On July 13, 2017, the Company sold 24,000 shares of common stock to two accredited investors for cash proceeds of $30,000.

On July 27, 2017, the Company sold 30,000 shares of common stock to an accredited investor for cash proceeds of $37,500.

All of the above-described issuances were exempt from registration pursuant to Section 4(a)(2) and/or Regulation D of the Securities Act as transactions not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on its behalf. All such securities issued pursuant to such exemptions are restricted securities as defined in Rule 144(a)(3) promulgated under the Securities Act, appropriate legends have been placed on the documents evidencing the securities, and may not be offered or sold absent registration or pursuant to an exemption there from.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have entered into a number of promissory notes, some of which are in default as of June 30, 2017 or went into default before the filing of this Current Report (See Note 5 to the financial statements).

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

BINGHAM CANYON CORPORATION

Date: August 14, 2017	By:	/s/Gary J. Grieco
Gary J. Grieco, Principal Executive Officer
President and Director
Principal Financial Officer

