Form 10-Q
period 2017-09-30
BINGHAM CANYON CORP
filed 2017-11-14
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of the registrant’s common stock as of November 13, 2017 was 40,379,238.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2017 and 2016 is unaudited. This condensed consolidated financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of results to be expected for any subsequent period.

BINGHAM CANYON CORPORATION

Financial Statements

September 30, 2017

(Unaudited)

BINGHAM CANYON CORPORATION

Condensed Consolidated Balance Sheets

	SEPTEMBER 30, 2017	DECEMBER 31, 2016
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$23,732	$21,078
Accounts receivable, net	3,000	4,018
Inventory	312,844	42,706
Prepaid expenses	6,704	7,152
Deposits	48,820	77,543
Total current assets	395,100	152,497

FIXED ASSETS
Equipment, net	68,569	78,250

OTHER ASSETS
Intangible assets, net	4,404,715	42,857
Deposits	5,403	5,250
Total other assets	4,410,118	48,107

TOTAL ASSETS	$4,873,787	$278,854

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$131,165	$52,144
Accrued expenses – related party	12,461	2,486
Accrued expenses	130,900	12,955
Current portion of notes payable – related party	445,414	358,802
Current portion of notes payable, net	341,822	—
Total current liabilities	1,061,762	426,387

LONG TERM LIABILITIES
Notes payable – related party	275,000	—
Notes payable, net	—	129,451
TOTAL LIABILITIES	1,336,762	555,838

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 100,000,000 authorized; 40,001,572 and 37,117,572 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	40,002	37,118
Additional paid-in-capital	9,187,012	3,708,882
Accumulated deficit	(5,689,989)	(4,022,984)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,537,025	(276,984)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,873,787	$278,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINGHAM CANYON CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
REVENUES
Revenue	$58,123	$4,750	$80,352	$83,811
Cost of Goods sold	22,682	7,183	42,019	37,789
Gross profit	35,441	(2,433)	38,333	46,022

OPERATING EXPENSES
General and administrative	389,376	186,816	1,346,955	517,711
Research and development	32,490	13,326	102,402	90,330
Depreciation and amortization	92,457	2,124	205,881	15,683
Total operating expenses	514,323	202,266	1,655,238	623,724

Net loss before other expenses	(478,882)	(204,699)	(1,616,905)	(577,702)

OTHER EXPENSES
Interest expense	(21,654)	(22,226)	(50,100)	(37,321)
Loss on settlement convertible debt	—	—	—	(48,872)
Total other expenses	(21,654)	(22,226)	(50,100)	(86,193)

Loss from operations before Income taxes	(500,536)	(226,925)	(1,667,005)	(663,895)

Income taxes	—	—	—	—

NET LOSS	$(500,536)	$(226,925)	$(1,667,005)	$(663,895)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Basic and diluted weighted average shares outstanding	39,981,485	23,319,196	39,041,968	18,473,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BINGHAM CANYON CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(1,667,005)	$(663,895)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	214,006	15,684
Amortization of debt discount	10,906	6,540
Common stock issued for services	—	20,000
Stock-based compensation	415,964	14,697
Expenses paid on behalf of company	14,722	10,000
Loss on settlement	—	48,872
Changes in operating assets and liabilities:
Accounts receivable	1,018	(12,299)
Inventory	(270,138)	(14,344)
Prepaid expenses	448	5,208
Deposits	28,570	(78,091)
Accounts payable and accrued liabilities	196,966	79,257
Accounts payable and accrued liabilities related party	9,975	9,138
Deferred revenue	—	(1,398)
Net cash used in operating activities	(1,044,568)	(560,631)

Cash Flows from Investing Activities
Purchase of fixed assets	(2,709)	(5,837)
Purchase of intangible assets	(158,424)	—
Net cash used in investing activities	(161,133)	(5,837)

Cash Flows from Financing Activities
Proceeds from notes payable – related parties	410,500	381,500
Proceeds from notes payable	225,000	128,421
Proceeds from advances	—	18,807
Repayment of notes payable – related parties	(63,610)	(66,500)
Repayment of notes payable	(23,535)	—
Common stock issued for cash	660,000	120,000
Net cash provided by financing activities	1,208,355	582,228

Net increase in cash	2,654	15,760
Cash and cash equivalents at beginning of period	21,078	42,486
Cash and cash equivalents at end of period	$23,732	$58,246

Supplemental Cash Flow Information
Cash paid for interest	$20,028	$12,161
Cash paid for Income taxes	$—	$—

Non-Cash Investing and Financing Activities
Common stock issued in conversion of debt	$—	$50,000
Debt discount from issuance costs	$—	$29,079
Assets and liabilities assumed in share exchange	$—	$276,690
Common stock issued for intellectual property	$4,405,050	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bingham Canyon Corporation

Notes to the Unaudited

Condensed Consolidated Financial Statements

SEPTEMBER 30, 2017

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K, filed with the United States Securities and Exchange Commission on April 14, 2017.

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

Paradigm, formed June 6, 2012 under the original name of EUR-ECA, Ltd., transitioned its headquarters from Lenexa, Kansas to its office, research and development and production facilities in Little River, South Carolina. Paradigm is a technology licensing and equipment manufacturing company specializing in environmentally safe solutions for global sustainability. Paradigm holds patent, intellectual property and/or distribution rights to innovative products and technologies. Paradigm provides innovative products and technologies for eliminating biocidal contamination from water supplies, industrial fluids, hard surfaces, food processing equipment and medical devices. Paradigm’s overall strategy is to market new products and technologies through the use of equipment leasing, joint ventures, licensing, distributor agreements and partnerships.

Principles of Consolidations

The accompanying consolidated financial statements include the accounts of Bingham Canyon Corporation (“Parent”) and its wholly owned operating subsidiary, Paradigm Convergence Technologies Corporation (“Paradigm” or “Subsidiary”). All intercompany accounts have been eliminated upon consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are considered to be cash and a highly liquid security with original maturities of three months or less. There was cash of $23,732 and $21,078 as of September 30, 2017 and December 31, 2016, respectively. There were no cash equivalents as of September 30, 2017 and December 31, 2016.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. That Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the allowance for doubtful accounts was $12,000 at September 30, 2017 and December 31, 2016.

Inventory

The inventory consists of raw materials $88,950 and finished goods $223,894 in the combined amount of $312,844 at September 30, 2017. Inventory is valued based upon first-in first-out (“FIFO”) cost, not in excess of market. The Company recorded a reserve allowance against inventory of nil and nil for the periods ending September 30, 2017 and December 31, 2016, respectively.

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

The carrying values of our financial instruments, including, cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short maturities of these financial instruments. We do not have other financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

Valuation of Long-lived Assets

The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected undiscounted cash flows. Under similar analysis no impairment was recorded as of September 30, 2017 and December 31, 2016. Impairment tests are conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment changes may be required.

Property and Equipment

Property and equipment are stated at purchased cost and depreciated on a straight-line method over estimated useful lives ranging from 5 to 15 years. Upon disposition of property and equipment, related gains and losses are recorded in the results of operations. Accumulated depreciation for period ending September 30, 2017 and December 31, 2016 was $42,869 and $30,479, respectively. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

Intangible Assets

Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over estimated useful lives of 1 to 15 years. These assets are stated at cost, net of accumulated amortization. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by the projected undiscounted net future cash flows. The Company recorded impairment expense of nil and nil for the periods ending September 30, 2017 and December 31, 2016, respectively. Accumulated amortization was $309,198 and $107,582 as of September 30, 2017 and December 31, 2016, respectively.

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

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The weighted-average number of common shares outstanding for computing basic EPS was 39,041,968 at September 30, 2017 as compared to 18,473,821 at September 30, 2016, respectively. At September 30, 2017 and September 30, 2016 there were 1,589,875 and 1,467,250 common stock equivalents from stock options that were excluded from the diluted EPS calculation as their effect is anti-dilutive.

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

In January 2017, the FASB issued ASU 2017-04, “Intangible, Goodwill & Other.” ASU 2017-04 simplifies how all entities assess impairment by implementing a one-step test. As amended, the impairment test will compare the fair value with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds fair value.

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

NOTE 2. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception of $5,689,989 and has negative cash flows from operations. As of September 30, 2017, the Company had a working capital deficit of $666,662. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PROPERTY AND EQUIPMENT

Property and Equipment consist of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Machinery and equipment	$94,931	$92,673
Office equipment and furniture	14,107	13,656
Leasehold improvements	2,400	2,400
Property and Equipment, at Cost	111,438	108,729
Less: Accumulated Depreciation	(42,869)	(30,479)
Property and Equipment, Net	$68,569	$78,250

Depreciation expense was $12,390 for the nine months ended September 30, 2017, of which $8,126 is included in cost of goods sold and $4,264 is included in operating expenses. Depreciation expense was $10,662 for the nine months ended September 30, 2016 of which nil is included in cost of goods sold and $10,662 is included in operating expenses.

NOTE 4. INTANGIBLE ASSETS

On March 10, 2017, the Company entered into a three-year Efficacy Test Data License Agreement and Efficacy Test Data Assignment Agreement (the “Agreement”) with a third party for $25,000. Under the Agreement, the Company can use certain Efficacy Test Data and purchases the rights to other Efficacy Test Data to be added to its EPA Registration number 83241-4. The Company paid $25,000 for the use of certain Efficacy Test Data and purchase of other Efficacy Test Data. The $25,000 was paid on April 28, 2017.

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

On April 6, 2017, the Company acquired intangible assets by issuing 2,250,000 shares of common stock at a deemed value of $1.96 per share ($4,405,050) to Annihilyzer Inc. in order to close on the amended agreement dated April 6, 2017. Pursuant to the terms of the Agreement, as amended, the Company acquired an Annihilyzer patent and all associated intellectual property. In addition, Paradigm granted Annihilyzer Inc, a three-year license and sub-registration under Paradigm’s EPA Product Registration #82341-4. Annihilyzer, Inc. had no activity under this sub-registration agreement as of September 30, 2017.

The components of intangible assets at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Patents	$4,513,913	$100,439
Technology rights	200,000	50,000
Intangibles, at Cost	4,713,913	150,439
Less Accumulated Amortization	(309,198)	(107,582)
Net Carrying Amount	$4,404,715	$42,857

Amortization expense was $201,616 and $5,022 for the nine months ended September 30, 2017 and, 2016, respectively.

NOTE 5. NOTES PAYABLE

The following tables summarize notes payable as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Notes payable, related parties	$720,414	$358,802
Notes payable	351,465	150,000
Subtotal	1,071,879	508,802
Less debt discount	(9,643)	(20,549)
Subtotal, net	1,062,236	488,253
Less current portion	(787,236)	(358,802)

Net Long-Term Liabilities, net	$275,000	$129,451

	Original	Issuance	Maturity	Interest	Balance	Balance
Type	Amount	Date	Date	Rate	09/30/2017	12/31/2016
Notes Payable, Related Party	$25,000	12/10/15	06/10/16	5.00%	$—	$8,000
Notes Payable, Related Party	7,500	03/11/16	09/11/16	5.00%	—	7,500
Notes Payable, Related Party (6)	50,000	10/18/16	12/31/17	5.00%	50,000	50,000
Notes Payable, Related Party (7)	293,302	01/01/17	01/01/18	3.50%	249,802	293,302
Notes Payable, Related Party (6)	25,000	04/12/17	12/31/17	5.00%	25,000	—
Notes Payable, Related Party (8)	25,000	04/27/17	04/27/18	3.00%	25,000	—
Notes Payable, Related Party (9)	15,000	05/15/17	05/15/18	5.00%	15,000	—
Notes Payable, Related Party (8)	10,000	06/12/17	06/12/18	3.00%	10,000	—
Notes Payable, Related Party (8)	112	07/01/17	06/30/18	3.00%	112	—
Notes Payable, Related Party (8)	5,500	07/03/17	06/30/18	3.00%	5,500	—
Notes Payable, Related Party (8)	2,000	07/05/17	06/30/18	3.00%	2,000	—
Notes Payable, Related Party (8)	3,000	07/06/17	06/30/18	3.00%	3,000	—
Notes Payable, Related Party (8)	2,500	07/10/17	06/30/18	3.00%	2,500	—
Notes Payable, Related Party (8)	2,500	07/12/17	06/30/18	3.00%	2,500	—
Notes Payable, Related Party (8)	25,000	07/13/17	06/30/18	3.00%	25,000	—
Notes Payable, Related Party (6)	25,000	07/25/17	09/25/17	5.00%	25,000	—
Notes Payable, Related Party (8)	5,000	08/14/17	06/30/18	3.00%	5,000	—
Notes Payable, Related Party (10)	275,000	09/27/17	10/01/18	7.50%	275,000	—
Notes Payable (1)	150,000	05/18/16	06/01/18	13.00%	150,000	150,000
Notes Payable (2)	25,000	05/08/17	10/10/17	0.00%	25,000	—
Notes Payable (3)	125,000	05/15/17	08/31/17	10.00%	101,465	—
Notes Payable (4)	50,000	09/01/17	12/31/17	8.00%	50,000	—
Notes Payable (5)	25,000	09/27/17	12/31/17	8.00%	25,000	—
Subtotal					1,071,879	508,802
Debt Discount					(9,643)	(20,549)
Total Notes Payable, Net					$1,062,236	$488,253

Notes Payable

On May 18, 2016, the Company entered into a loan agreement for $150,000 with an unrelated individual. The note is due on June 1, 2018. The note is secured by a mortgage or deed of trust on a property located in Fuquay Varina, North Carolina, owned by a minority shareholder, and by a personal guarantee of the President of the Company. The note bears an interest rate of 13% per annum and a default rate of 19% per annum. The Company paid an origination fee of 10% of the loan value and a broker’s commission of 3% of the loan value. There was also appraisal, underwriting, loan service, and attorney fees of approximately $9,500. The Company recorded a debt discount of approximately $29,079 resulting from these issuance costs which is being amortized over the life of the loan. As of September 30, 2017, the note has a remaining balance of $150,000 and a debt discount balance of $9,643 (1).

On May 8, 2017, the Company entered into a 2-month term promissory note with an unrelated party for $25,000 to be used in operations. The note was extended on July 8, 2017 to a new due date of October 10, 2017. The note is secured by 50,000 shares of common stock as collateral and guarantees interest in the amount of $5,000 at the time of repayment. As of September 30, 2017, the note has a remaining balance of $25,000 (2).

On May 15, 2017, the Company entered into a 45-day promissory note with an unrelated party for $125,000 to be used in operations. The note was extended on August 1, 2017 to a new due date of August 31, 2017. The note is secured personally by the President of the Company and bears an interest rate of 10% per annum. The Company made payments on the note in the amount of $25,000 during the period ended September 30, 2017. The payments represented $23,535 of principal and $1,465 of interest. As of September 30, 2017, the note is in default and has a remaining balance of $101,465 (3).

From July 3, 2017 to August 30, 2017, the Company entered into three short term promissory notes with an unrelated party totaling $50,000 to be used in operations. The notes were unsecured and had an interest rate of 8%. On September 1, 2017, these notes were consolidated with this same unrelated party into one promissory note in the amount of $50,000. This note is unsecured and bears an interest rate of 8%. The note is due December 31, 2017. As of September 30, 2017 the note has a remaining balance of $50,000. (4) On September 27, 2017, the Company entered into a promissory note with this same unrelated party for $25,000 to be used in operations. This note is unsecured and bears an interest rate of 8%. The note is due December 31, 2017. As of September 30, 2017 the note has a remaining balance of $25,000 (5).

Notes Payable – Related Parties

From October 18, 2016 to July 25, 2017, the Company entered into three promissory notes with a related party for a total of $100,000 to be used in operations. These notes are unsecured and bear an interest rate of 5% per annum. As of September 30, 2017, the notes have a total remaining balance of $100,000 (6).

On January 1, 2017, the Company consolidated its outstanding promissory notes with the Company’s President and CEO, into one promissory note totaling $293,302. The note is unsecured and bears an interest rate of 3.5% and is due January 1, 2018. As of September 30, 2017 the note has a remaining balance of $249,802 (7). From April 27, 2017 to August 14, 2017 the Company entered into ten promissory notes with the Company’s president, a related party, for a total of $80,612 to be used in operations. The notes are unsecured and bear an interest rate of 3% per annum and are due 9-12 months from issuance. As of September 30, 2017, these notes have a total remaining balance of $80,612 (8).

On May 15, 2017, the Company entered into a one-year term promissory note with a related party for $15,000 to be used in operations. The note is unsecured and bears interest at a rate of 5% per annum. As of September 30, 2017, the note has a remaining balance of $15,000 (9).

From June 13, 2017 to August 31, 2017, the Company entered into three short-term promissory notes with a related party for a total of $275,000 to be used in operations. The notes were unsecured and had an interest rate of 3-7.5% per annum and are due 1-3 months from issuance. On September 27, 2017, these notes were consolidated with the same related party into one promissory note in the amount of $275,000. The note is secured by the Company’s June 13, 2017 patent (US Patent #9,679,170 B2 “Material Tracking System”), is due October 1, 2018, and bears an interest rate of 7.5%. As of September 30, 2017, the note has a remaining balance of $275,000 (10).

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has agreements with related parties for consulting services, notes payable, commitments and contingencies and stock options. See Notes to Financial Statements numbers 5, 7, 8, and 9.

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. As of September 30, 2017 and December 31, 2016 there were 40,001,572 and 37,117,572 shares of common stock issued respectively.

On January 6, 2017, the Company issued 25,000 shares of common stock at $1.00 per share to an unrelated party for cash proceeds of $25,000.

From January 26, 2017 through March 13, 2017, the Company issued a combined total of 400,000 shares of common stock at $1.00 per share to a related party for cash proceeds of $400,000.

On April 6, 2017, the Company acquired intangible assets by issuing 2,250,000 shares of common stock at a deemed value of $1.96 per share ($4,405,050) to Annihilyzer Inc. in order to close on the amended agreement dated April 6, 2017. Also see Note 4.

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

On June 27, 2017, the Company issued 10,000 shares of common stock at $1.25 per share to a related party for cash proceeds of $12,500.

On July 13, 2017, the Company issued 12,000 shares of common stock at $1.25 per share to an unrelated party for cash proceeds of $15,000

On July 13, 2017, the Company issued 12,000 shares of common stock at $1.25 per share to an unrelated party for cash proceeds of $15,000.

On July 27, 2017, the Company issued 30,000 shares of common stock at $1.25 per share to an unrelated party for cash proceeds of $37,500.

On August 9, 2017, the Company issued 20,000 shares of common stock at $1.25 per share to an unrelated party for cash proceed of $25,000.

Stock Options

On January 1, 2017 the Company issued 30,000 stock options to a related party with an exercise price of $2.00 per share. The options vest on January 1, 2018. The Company used the Black-Scholes methodology to value the stock-based compensation expense for options. Compensation expense is recognized on a straight-line basis over the vesting period. As of September 30, 2017, the Company recognized $42,165 in compensation expense, leaving $14,055 in compensation expense to be recognized through December 31, 2017.

On January 26, 2017, the Company issued 200,000 stock options to a related party with an exercise price of $2.00 per share. The options vested immediately. The Company used the Black-Scholes methodology to value the stock-based compensation expense for options. As of September 30, 2017, the Company recognized $373,800 in compensation expense, leaving $0 to be recognized in remaining compensation expense.

In applying the Black-Scholes methodology to the options granted through September 30, 2017, the fair value of our stock-based awards was estimated using the following assumptions ranging from:

Risk-free interest rate	1.22 - 1.95%
Expected option life	2 - 5 years
Expected dividend yield	0.00%
Expected price volatility	165.72 - 199.94%

Below is a table summarizing the options issued and outstanding as of September 30, 2017:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
05/21/2014	1,875,000	1,875,000	0.13	1.64	05/20/2019	$250,000
01/01/2016	90,000	90,000	0.33	2.25	12/31/2019	30,000
01/01/2016	75,000	75,000	0.33	2.25	12/31/2019	25,000
09/15/2016	10,000	10,000	1.00	2.25	12/31/2019	10,000
10/01/2016	7,500	7,500	1.00	2.25	12/31/2019	7,500
01/01/2017	30,000	—	2.00	1.25	01/01/2019	60,000
01/26/2017	200,000	200,000	2.00	4.33	01/26/2022	400,000
	2,287,500	2,257,500				$782,500

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

On September 1, 2017, the Company entered into a five-year employment agreement with Marion E. Paris, Jr. to be the president of the Annihilyzer Division of Paradigm. Mr. Paris is a director of the Company and Paradigm. Under the terms of the employment agreement, Mr. Paris is to be paid an annual base salary of $90,000 and other benefits associated with an executive officer, including four weeks paid vacation. In addition, the Company agreed to pay Mr. Paris a signing bonus of $40,000 ($20,000 on or before November 1, 2017, with an additional $20,000 on January 1, 2018). As of September 30, 2017, the Company has paid $7,500 in salary to Mr. Paris and had not paid the initial $20,000 of the signing bonus which is due on or before November 1, 2017.

On August 1, 2017 the Company terminated its month-to-month lease for office space in Lenexa, Kansas and transitioned its headquarter to its Little River, South Carolina facility.

 NOTE 9 - PAYROLL LIABILITIES

The Company has past due federal and state payroll liabilities for unpaid payroll taxes, penalties and interest for the second and third quarters of 2017.  As of September 30, 2017, the past due balance, excluding penalties, interest, and fees, totaled $116,946. The Company anticipates paying these liabilities before December 31, 2017, or negotiating a payment plan with the IRS and various States for payment over time.

NOTE 10. SUBSEQUENT EVENTS

On October 11, 2017, the Company entered into a one-year promissory note with a non-related party for $37,500 to be used in operations. This note is unsecured and bears an interest rate of 8%. The note is due October 11, 2018.

On October 24, 2017, the Company entered into a promissory note with a related party for $20,000 to be used in operations. This note is unsecured and bears an interest rate of 5%. The note is due on April 24, 2018.

On October 25, 2017, the Company issued 40,000 shares of common stock at $0.75 per share to an unrelated party for cash proceeds of $30,000.

On October 24, 2017 and October 27, 2017 the Company revised the share price relating to shares of common stock sold during the period from September 1, 2016 through October 30, 2017 down to $0.75 per share. As a result of the revised share price, the Company issued an additional 337,666 shares of common stock to fifteen investors, including 191,667 shares to related parties.

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

In this Form 10-Q references to “Bingham Canyon,” “Bingham,” “the Company,” “we,” “us,” “our” and similar terms refer to Bingham Canyon Corporation and its wholly owned operating subsidiary, Paradigm Convergence Technologies Corporation (“Paradigm,” or “PCT Corp.”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

On August 10, 2016, Bingham entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Paradigm Convergence Technologies Corporation, a Nevada corporation (“Paradigm”). Pursuant to the terms of the Exchange Agreement, Paradigm became the wholly-owned subsidiary of Bingham after the exchange transaction. Bingham is a holding company, which through Paradigm, is engaged in the business of designing, assembling and/or building equipment, acquiring and marketing new products and technologies through licensing and joint ventures.

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

Bingham had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded a net loss of $1,667,005 for the nine months ended September 30, 2017 and accumulated losses of $5,689,989 from inception through September 30, 2017.

Bingham remains dependent upon additional financing to continue operations. The Company intends to raise additional equity financing through private placements of its common stock and debt financing on an as-needed basis. We expect that we would issue such stock pursuant to exemptions to the registration requirements provided by, and in accordance with, federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs, as discussed below, and the available exemptions to the registration requirements of the Securities Act of 1933. We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

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
  payment of short-term debt;
  hiring of additional personnel throughout 2017 and into 2018; and, general and administrative operating costs.

Management projects these costs to total approximately $1,500,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditures.

Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions; management believes that the Company should be at or close to profitability during fiscal 2018.

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

SUMMARY OF BALANCE SHEET	Period ended September 30, 2017	Year ended December 31, 2016
Cash and cash equivalents	$23,732	$21,078
Total current assets	395,100	152,497
Total assets	4,873,787	278,854
Total liabilities	1,336,762	555,838
Accumulated deficit	(5,689,989)	(4,022,984)
Total stockholders’ equity (deficit)	$3,537,025	$(276,984)

At September 30, 2017, the Company recorded a net loss of $1,667,005 and a working capital deficit of $666,662. We have generated minimal revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During 2017 and 2016 we have relied primarily upon advances and loans from related and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $23,732 in cash at September 30, 2017, compared to $21,078 at December 31, 2016. We had total liabilities of $1,336,762 at September 30, 2017 compared to $555,838 at December 31, 2016.

The increase in current assets was primarily the result of an increase in inventory, as a result of gearing up to produce equipment; both for parts and finished machines.

The increase in total liabilities was primarily the result of an increase in debt used for operations and the unusual and non-recurring expenses associated with securing the right to use the EPA production registration (EPA Registration #82341-4 “Excelyte® VET” label) for a period of time.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $125,000 and to fund future research and development. We intend to rely on additional debt financing, loans from existing stockholders and private placements of common stock for additional funding; however, there is no assurance that additional funding will be available. Although we do not yet have material commitments for future capital expenditures, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Commitments and Obligations

During the year, the Company operated under two leases for office space: one located in Lenexa, Kansas and the second located in Little River, South Carolina. The office space lease cost totaled $6,300 per month. The Company terminated its lease in Lenexa, Kansas effective June 30, 2017. For the three months ended September 30, 2017, the Company operated under one lease for its facility in Little River, South Carolina at a cost of $4,800 per month.

Results of Operations

SUMMARY OF OPERATIONS	Three month period ended September 30,		Nine month period ended September 30,
	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Revenues, net	$58,123	$4,750	$80,352	$83,811
Cost of sales	(22,682)	(7,183)	(42,019)	(37,789)
Gross Profit	35,441	(2,433)	38,333	46,022
Total operating expenses	(514,323)	(202,266)	(1,655,238)	(623,724)
Total other expense	(21,654)	(22,226)	(50,100)	(86,193)
Income tax provision	—	—	—	—
Net loss	$(500,536)	$(226,925)	$(1,667,005)	$(663,895)
Net earnings (loss) per share both (basic) and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Revenues increased to $58,123 for the three months ended September 30, 2017 compared to $4,750 for the three months ended September 30, 2016. Revenues decreased to $80,352 for the nine months ended September 30, 2017 compared to $83,811 for the nine months ended September 30, 2016. The revenue increase for the three months ended September 30, 2017 was due to machinery sales. The revenue decreased for the nine months ended September 30, 2017 due to a decrease in the sale of fluids.

Cost of sales increased to $22,682 for the three months ended September 30, 2017 compared to $7,183 for the three months ended September 30, 2016. Cost of sales increased to $42,019 for the nine months ended September 30, 2017 compared to $37,789 for the nine months ended September 30, 2016. The cost of sales increases for both periods was due to the volume and types of sales for the periods; purchasing inventory for the production of equipment for sale is more expensive than utilizing existing equipment to produce fluid solutions to sell.

Total operating expenses increased to $514,323 for the three months ended September 30, 2017 compared to $202,266 for the three months ended September 30, 2016. Total operating expenses increased to $1,655,238 for the nine months ended September 30, 2017 compared to $623,724 for the nine months ended September 30, 2016. The total operating expense increases for both periods were due to stock option expenses and hiring new employees.

General and administrative expenses increased to $389,376 for the three months ended September 30, 2017 compared to $186,816 for the three months ended September 30, 2016. General and administrative expenses increased to $1,346,955 for the nine months ended September 30, 2017 compared to $517,711 for the nine months ended September 30, 2016. General and administrative expense increases for both periods were due to stock option expenses and hiring new employees. General and administrative expenses are anticipated to stabilize at current levels, with no significant increases until additional production staff and other ancillary general staff are required to facilitate building more equipment and in supporting sales.

Research and development expenses increased to $32,490 for the three months ended September 30, 2017 compared to $13,326 for the three months ended September 30, 2016. Research and development expenses increased to $102,402 for the nine months ended September 30, 2017 compared to $90,330 for the nine months ended September 30, 2016. Research and development expenses increased for both periods due to field testing required for EPA certification and market/industry requirements.

Depreciation and amortization expenses increased to $92,427 for the three months ended September 30, 2017 compared to $2,124 for the three months ended September 30, 2016. Depreciation and amortization expenses increased to $205,881 for the nine months ended September 30, 2017 compared to $15,683 for the nine months ended September 30, 2016. Depreciation and amortization expenses increased for both periods due to fixed asset and intangible asset acquisitions during those periods.

Total interest expense increased to $21,654 for the three months ended September 30, 2017 compared to $22,226 for the three months ended September 30, 2016. Total interest expense increased to $50,100 for the nine months ended September 30, 2017 compared to $37,321 for the nine months ended September 30, 2016. The change in interest expense during both periods is due directly to the borrowings for continued operations during the periods.

The Company incurred a loss on convertible debt in the amount of $48,872 during the second quarter of 2016. This expense was associated with the election by two holders of convertible debentures to convert the debentures solely to common stock.

Net loss from operations and after income taxes increased to $500,536 for the three months ended September 30, 2017 compared to $226,925 for the three months ended September 30, 2016. Net loss from operations and after income taxes increased to $1,667,005 for the nine months ended September 30, 2017 compared to $663,895 for the nine months ended September 30, 2016. Net loss from operations and after income taxes increased for both periods primarily due to increased general and administrative expenses and depreciation and amortization expenses.

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

For the period ended September 30, 2017, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, our principal executive officer has determined that our internal controls over financial reporting for period ended September 30, 2017 and the year ended December 31, 2016, were not effective.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 13, 2017, the Company sold 24,000 shares of common stock at $1.25 per share to two unrelated parties for cash proceeds of $30,000.

On July 27, 2017, the Company sold 30,000 shares of common stock at $1.25 per share to an unrelated party for cash proceeds of $37,500.

On August 9, 2017, the Company sold 20,000 shares of common stock at $1.25 per share to an unrelated party for cash proceed of $25,000.

Subsequent Issuances After Quarter-End

On October 25, 2017, the Company issued 40,000 shares of common stock at $0.75 per share to an unrelated party for cash proceeds of $30,000.

On October 24, 2017 and October 27, 2017, the Company revised the share price relating to shares of common stock sold during the period from September 1, 2016 through October 30, 2017 down to $0.75 per share. As a result of the revised share price, the Company issued an additional 337,666 shares of common stock to15 investors, including 191,667 shares to related parties.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have entered into a number of promissory notes, some of which are in default as of September 30, 2017, or went into default before the filing of this Current Report (See Note 5 to the financial statements).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 1, 2017, the Company entered into a five-year employment agreement with Marion E. Paris, Jr. to be the president the Annihilyzer Division of Paradigm. Mr. Paris is a director of the Company and Paradigm. Under the terms of the employment agreement, Mr. Paris is to be paid an annual base salary of $90,000 and other benefits associated with an executive officer, including four weeks paid vacation. In addition, the Company agreed to pay Mr. Paris a signing bonus of $40,000 ($20,000 on or before November 1, 2017, with an additional $20,000 on January 1, 2018). As of September 30, 2017, the Company had paid $7,500 in salary to Mr. Paris. As of September 30, 2017, the Company had not paid the initial $20,000 of the signing bonus which is due on or before November 1, 2017. The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by reference to the agreement, a copy of which is attached to this report as Exhibit 10.5.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed September 18, 2000)
3(ii)	Bylaws of Bingham Canyon (Incorporated by reference to exhibit 3.3 to Form 10-SB filed September 18, 2000)
10.1	Sublease Agreement between Paradigm and United Resource Holdings, LLC, dated August 1, 2015, as amended (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on September 2, 2016)
10.2	Agreement with Annihilyzer, Inc. dated November 29, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 20, 2017)
10.3	Amendment to Agreement with Annihilyzer, Inc. dated April 6, 2017 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on April 20, 2017)
10.4	Read Consolidated Promissory Note dated September 27, 2017 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 4, 2017)
10.5†	Paris Employment Agreement
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BINGHAM CANYON CORPORATION

Date: November 14, 2017	By:	/s/Gary J. Grieco
Gary J. Grieco, Principal Executive Officer
President and Director
Principal Financial Officer

