Form 10-K
period 2017-12-31
PCT LTD
filed 2018-04-17
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period from ___ to ____

Commission file number: 000-31549

PCT LTD

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	90-0578516 (I.R.S. Employer Identification No.)
4235 Commerce Street, Little River, South Carolina (Address of principal executive offices)	29566 (Zip Code)

Registrant’s telephone number, including area code: (843) 390-7900

Bingham Canyon Corporation

(Former name, former address and former fiscal year, if changed since last report.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

As of June 30, 2017, the aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the closing price ($1.90) of the Registrant’s most recently completed second fiscal quarter was $42,501,759.

The number of shares of the Registrant’s common stock outstanding as of April 17, 2018 was 43,409,238.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

• our ability to recruit and hire key employees;

• the inability of management to effectively implement our strategies and business plans; and

• the other risks and uncertainties detailed in this report.

Readers of this report should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Before you invest in our common stock, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this report could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations.

In this annual report references to “PCT LTD,” “Bingham Canyon,” “we,” “us,” “our” and “the Company” refer to PCT LTD (formerly known as Bingham Canyon Corporation) and its wholly-owned operating subsidiary, Paradigm Convergence Technologies Corporation.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at PCT LTD, 4235 Commerce Street, Little River, South Carolina 29566.

PART I

ITEM 1. BUSINESS

Historical Development

On February 27, 1986, PCT LTD, formerly known as Bingham Canyon Corporation (“PCT LTD”) was incorporated in the State of Delaware as Hystar Aerospace Marketing Corporation of Delaware (“Hystar-Delaware”) and was a subsidiary of Nautilus Entertainment, Inc., (now called VIP Worldnet, Inc.), a Nevada corporation. Hystar-Delaware completed a change of domicile merger on August 26, 1999 with then named Bingham Canyon Corporation, now named PCT LTD, a Nevada corporation.

On August 31, 2016, Bingham (PCT LTD) entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Paradigm Convergence Technologies Corporation, a Nevada corporation (“Paradigm”). Pursuant to the terms of the Exchange Agreement, Paradigm became the wholly-owned subsidiary of PCT LTD after the exchange transaction. PCT LTD is a holding company which, through Paradigm, is engaged in the business of marketing new products and technologies through licensing and joint ventures.

Paradigm is located in Little River, SC and was formed June 6, 2012 under the name of EUR-ECA, Ltd. Paradigm is a technology licensing company specializing in environmentally safe solutions for global sustainability. The company holds a patent, intellectual property and/or distribution rights to innovative products and technologies. Paradigm provides innovative products and technologies for eliminating biocidal contamination from water supplies, industrial fluids, hard surfaces, food processing equipment, and medical devices. Paradigm’s overall strategy is to market new products and technologies through the use of equipment leasing, joint ventures, licensing, distributor agreements and partnerships. On September 11, 2015, its Board of Directors authorized EUR-ECA Ltd to file with the Nevada Secretary of State to change its name to Paradigm Convergence Technologies Corp.

Business Strategy

PCT LTD’s wholly-owned operating subsidiary, Paradigm, is a technology development, design, and manufacturing company specializing in providing cleaning/sanitizing/disinfectant equipment that creates environmentally safe solutions for global sustainability. Paradigm markets new products and technologies for the Healthcare, Agriculture, and Oil & Gas industries through multi-year system and service contracts that provide equipment and support for our customers.

The Company holds patents, trademarks, intellectual property and distribution rights to our innovative products and technologies. While a direct-sales capability is in place and will be expanded, it is not Paradigm’s intent to be the sole distributor of our technology products. In addition to the direct sales program, senior management is responsible for continuing to develop the distribution and licensing program operations for the technology; to develop new opportunities and applications for the products, and to promote the brands. Paradigm’s senior management intends to also continue the pursuit of new technologies – particularly technologies which are complementary to or enhance applications opportunities for its existing products - upon which it will build and expand its business.

Paradigm has developed several commercially-ready product generator systems for Hydrolyte®, an EPA registered, highly effective sanitizer/disinfectant microbiocide that is safe and non-toxic for use around humans and animals. Hydrolyte® has been market tested with commercial customers is ready for and is involved in the initial stage of full scale commercial launch. Management intends to focus on leveraging the opportunities presented by Hydrolyte® in the short term and is in the first stage of a full commercial launch, commencing now, in the first half of 2018.

Paradigm’s revenue stream is expected to be derived primarily from service contracts and equipment leasing and sales as well as licensing and distributor agreements. In the 2017 “soft” launch, management has focused on establishing distributor operations and direct sales in addition to expanding its production capabilities. Initially, direct sales are being managed by members of the senior management team. Subsequently, direct sales may be conducted by a subsidiary company(s) with existing customer relationships and targeted marketing and sales operations. Paradigm has finalized agreements with three distributors and is in negotiations with three additional distributors who are preparing to undertake commercial operations in their respective regional markets. The existing distributors are based in New Jersey, North Carolina, and Mississippi. Management expects to add more distributors throughout the year and in in negotiations with several potential distributors for certain market segments including regional markets in the southeastern portion of the U.S., Texas, mid-Atlantic region and the Caribbean.

In building out its production capabilities, Paradigm has developed strategic operating relationships with firms that are leaders in production, manufacturing, and distributions within the various industries where the markets for our technologies exist. Management believes that this strategy, properly executed, should allow for the most rapid possible rollout of the products and solid capture of market share.

Principal Technology: Hydrolyte® and Catholyte

Paradigm’s generator systems make two products in the cleansers, sanitizers and disinfectants category:

•	Hydrolyte®, the highly effective sanitizer / disinfectant with the lowest EPA toxicity rating possible (4); and,
•	Catholyte, a similarly safe and non-toxic mild detergent, degreaser and surfactant that is easily applied using mop buckets, sprayers and floor cleaning machines for basic janitorial cleaning purposes.

Both products are outputs of a single generation production process using Paradigm’s technology. Commercially, the primary product is Hydrolyte® and the second product of the process, Catholyte, is a very useful and effective product for which parallel markets exist and profitable revenue streams can be developed. Both products are generated using a single process of electrochemical activation (“ECA”) of the input ingredients derived from naturally-occurring salt minerals and water.

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

Hydrolyte® is a metastable, aqueous solution of hypochlorous acid, generated through the electrochemical process. It has a high redox potential (900 millivolts) and a greater biocidal effect than chlorine and other toxic chemicals. Hydrolyte® is 99.5% water + salt, rendering it safe and non-toxic to humans, yet it is effective against the various classes of pathogens comprising bacteria, viruses, spores, and yeast. Organisms in these categories include C. diff, TB, Parvovirus. Norovirus, Listeria, E. Coli, HIV, Hepatitis C, Influenza A, Candida and antibiotic resistant strains such as MRSA, VRE, and CRE. Using non-toxic Hydrolyte® in decontamination and sterilization processes generally eliminates the need for the use of other highly toxic chemical biocides (such as ammonia, chlorine bleach and glutaraldehyde) which are commonly used in sanitizing, disinfection and decontamination.

Although it has been well known for many years that an aqueous solution of hypochlorous acid (HOCL), commonly known as “anolyte”, can deliver extremely effective decontamination and disinfectant results, previous problems in anolyte production technology had rendered its use economically infeasible in most applications. The primary drawbacks with previous anolyte production technology were: the inability to generate anolyte in high enough concentrations (Parts Per Million – PPM) of the active ingredient, HOCL; high enough commercial volumes from the generators (as opposed to 1 quart to 1 gallon, small volume batch or low flow generators); reliability of the generators or fluids; and, the relatively short time that the product maintained its maximum decontaminative efficacy.

Paradigm’s new proprietary production, distribution and applications technologies have solved these problems. Its production equipment allows the Hydrolyte® solution to be produced consistently with specific, predetermined concentration of HOCL within the range of concentrations typically employed (50 to 600 PPM) as well as the desired pH level (the pH scale measures how acidic or Alkaline a substance is) that may be desirable for any given application. To resolve the maintenance of efficacy issue, Paradigm has perfected generation (production) equipment which is small enough to be located on the customer’s facility, allowing for production-on-demand rather than maintaining stored product inventory. For customers who will not use enough product to justify the on-site equipment, the company intends to engage industry-specific distribution and commercial services companies to provide the products to end-user customers on a regular delivery schedule. The combination of the on-site generation and delivery solutions should assure end-users will always be supplied with fresh, full strength product.

Production: Hydrolyte® is generated with the company’s proprietary equipment. The production technology for Hydrolyte® generates a product with predetermined PPM and pH properties, i.e., the equipment can be calibrated to deliver any desired PPM level; and, we believe it is superior to any other known production process or equipment available in the market today. The scalable Hydrolyte® generation systems technology largely will be housed in portable and mobile units, which can be readily moved within a building or from site to site, although more permanent installations, probably employing larger generation systems, will be made in situations where such installation is appropriate or required.

Markets: The primary applications for the Hydrolyte® technology are in cleaning, sanitizing, and disinfecting in a variety of market sectors and settings, including:

•	Institutional facilities, such as hospitals, nursing homes, hotels, correctional facilities and schools;
•	The agriculture industry for pre- and post-harvest disinfection of crops, sanitization in food processing, and certain applications in animal husbandry;
•	The oil and gas industry where Hydrolyte® can provide a process to disinfect water used in hydraulic fracking processes (“frac water”) and to kill sulfate reducing bacteria in “sour” oil and gas wells; and Catholyte can be used to clean equipment and aid in product recovery when applied “down hole”; and.
•	Other potential market opportunities are available, e.g., disinfecting and sanitizing of water in public and private water systems and industrial waste-water systems.

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

Institutional Facilities: Hospitals, Health Care Facilities & Schools

Paradigm senior research and development personnel have developed several models of Paradigm’s equipment to be deployed as a state-of-the-art integrated product dispensing, tracking and management systems for applications in the institutional facilities market. This integrated technologies solution, branded as PCT’s Annihilyzer® System, has been designed most particularly for hospitals, large long-term care, assisted living and nursing home facilities. In various configurations in can be deployed in other health care facilities including urgent care centers, medical, dental and veterinary offices. It is adaptable to deployment in schools, prisons, hotels and many other facilities. A complete and custom turn-key cleaning, disinfection and sterilization program solution can be provided to each facility.

At the physical core of the Annihilyzer System is Paradigm’s on-site generation equipment, which is Paradigm’s housed in the Annihilyzer® station, also containing the Company’s patented tracking system, managed disbursement and bottling system for fluid production, containerization and use. Spray bottles and other containers are labeled when filled or refilled with product identification and date of production using printed labels and radio-frequency identification (“RFID”) tags. Reading these labels and tags before use assures that the correct and “fresh” product is always being used. Each room is also given an RFID tag. By reading the RFID room tags with a mobile app in a Mobile Data Terminal (ruggedized smartphone), the system tracks what is cleaned and disinfected, when, with what product, and by whom. The station is Wi-Fi connected to smartphones, so it can receive and store all of the data collected. The data can be used to generate a complete record of all cleaning, disinfecting and sanitizing activity, including personnel time and task data – a cost saving convenience to management.

Paradigm has also created an automated state-of-the-art Electrostatic Spray Cart for use in Healthcare allowing for rapid disinfecting of rooms once a patient has vacated the room. This system is designed to reduce the turnover time required between patients, potentially increase revenue opportunities, and improve efficiency of hospital personnel.

Paradigm deploys its on-site production equipment under service contracts, charging an installation and set-up fee followed by monthly contract fees (some pricing models may include, or be based on, a price per gallon of product used), over a contract period of approximately 3 years. The equipment will be deployed and maintained through Paradigm’s personnel at first, then through Paradigm-licensed commercial services companies that provide the on-site support as required. The product generators and other components of the on-site systems will be monitored remotely by a contracting company which is highly experienced and expert in remote monitoring and response systems. The precise nature of any functional problems that may occur with any of the system’s components will be automatically communicated via the internet to the monitoring and control center. The problems are then resolved through a three-tiered problem response system: first by remote access to the computerized system controls, second by an on-site technician call, and third through a “rapid replacement” program. If problems are not resolved by the first or second tier responses, in the tier three rapid replacement response, Paradigm would overnight ship replacement parts or, if necessary a complete station or system and have the defective unit returned for repair.

Agricultural Antimicrobial Pesticide

In the agricultural sector our microbicide is branded as “Hydrolyte® Green.” Our testing and field trials indicate that it can provide pre-harvest disinfection and decontamination solutions for any number of field crops that are affected by various bacterial and fungal pathogens. Through USDA grants and multiple studies by universities around the world, hypochlorous acid solutions have been tested and proven effective in post-harvest applications to include sanitizing at point of harvest, point of packing, and points of sale.

While Hydrolyte Green® is effective in these post-harvest applications, Paradigm’s major objective is to deliver solutions for pre-harvest pathogen contaminations, where a multitude of microbial infestations of many crops still need effective solutions that will qualify for regulatory approvals necessary to bring the treatment solution into commercial use. Paradigm’s agricultural research program is intended to support a continuous rollout of scientifically tested and certified applications for the treatment and prevention of numerous specific microbial infestations of a wide variety of crops. This research activity is expected to capture the test data required for regulatory approvals, and market acceptance of, the specific uses for the specific crops.

While company management and technical staff and consultants are certain of the ability of Hydrolyte® to kill virtually any microbe; substantial testing and documentation are required to determine optimal protocols for treatment, including application concentrations, volumes, and frequency, as well as optimal delivery techniques (which could be any or all of: root drenching, foliar spray or injection) needed to produce the most effective and least costly solutions to microbial infestations. It must also be demonstrated and certified by independent third-party testing that the treatment does no harm to the plants or the crops to be harvested and leaves no chemical residual inside the crop.

Paradigm has undertaken the establishment of a long-term testing and field trial program with an independent agricultural pesticide research firm to determine the feasibility of pre-harvest use of Hydrolyte® to treat various microbial infestations in as many different crops as possible. Management has identified several microbial crop infestation problems for which safe and effective treatment solutions have yet to be found and for which there is preliminary evidence that a properly researched Hydrolyte® treatment protocol could provide such a solution. Management anticipates positive results from independent testing leading to the creation, over time, of multiple business opportunity targets on which to build a solid consistent, long-term revenue stream with solid growth potential for the foreseeable future.

Testing/Research: In the third quarter of 2015, an opportunity was identified for research into a possibly significant opportunity for commercialization of a formulation of the company’s Hydrolyte® product. A critical agricultural market was seeking solutions to eradicate a serious and threatening microbial infestation. The company’s management determined that our product’s microbicide capability could provide a readily deployable and effective solution to the problem. Three months (late 2015 and early 2016) were spent determining the research requirements, target-market requirements and the potential for successful commercialization in the identified market. Two seasoned professionals with the necessary expertise were brought on board, and the project was launched from the company’s facility in Little River, South Carolina, during the fourth quarter of 2015.

To demonstrate that the company could provide a viable solution, research protocols were developed, and a series of laboratory tests and preliminary trials were performed at a major university by agricultural scientists who were experts on the crop and the infestation. The results of these tests and the trial analysis were very favorable, showing a >97% percent kill rate on the treated microbes in the laboratory and a >88% kill rate in the field trial environment.

Encouraged by early laboratory and field trial results, management secured the services of a consulting specialist in the target crop and the microbial pathogen causing the disease. Working with the consultant, management determined the market to be viable for the use of the company’s Hydrolyte® in effectively treating the disease.

The second field trial, for nine months of 2016, was extensive and involved a larger-scale operation over a greater length of time. Specific third-party reports to the company indicated “good to excellent control of the disease source, economically feasible, EPA registration possible” and a continuing very high field kill rate. Upon receiving these results, the Company began developing plans to make certain it will be prepared to “supply fluid product in commercial quantities.”

Preventive, curative and health maintenance programs for the application of the Company’s Hydrolyte® were discussed and developed, with input and encouragement by the fruit’s national growing association, as well as from nationally recognized educational and research institutions.

In March 2017, the company began a much larger-scale field trial of our product on a 20-acre plot that has trees showing widespread presence of the disease. We, and our consulting specialist, expect to replicate and to validate previous results and further define the best possible methodology and protocols for effective application of the Hydrolyte® solution. Because the results of the trial were positive, as expected, management hopes to achieve the following goals in 2018:

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

Oil and Gas Industry

World market prices for oil decreased during the past several years in response to increased production coming on line simultaneously with a softening of the growth in demand. The oil and gas industry in the U.S. and elsewhere has experienced unprecedented expansion and prosperity due to an influx of technological advances enabling the discovery and accurate location and identification of significant domestic oil and gas reserves. Advances in drilling technology, fracturing equipment and chemical methodology greatly enhanced recovery rates and revenue growth. This growth surge in supply reduced the United States’ dependency on foreign oil, and, we believe, contributed to lowering the U.S. trade deficit, reducing unemployment rates in oil producing areas, reducing heating and cooling costs, and providing lucrative investment opportunities. However, during 2014 and 2015 the steadily increasing supply of oil on a global scale led to reduced prices and decreased drilling activity in the U.S. From a June 20, 2014 price of $115 per barrel, the price dropped to historic lows below $30 in February 2016. The drop in the market price of oil led to a great reduction in drilling activity causing a corresponding loss of opportunities to sell the company’s products and services in the oil & gas industry. By the end of 2017, the price of oil had recovered to the $50 to $55 range. A stable market in this price range is expected to lead to renewed opportunities in this industry in 2018. As opportunities emerge, we plan to use oil-field service companies to market and distribute our Hydrolyte® and Catholyte products to their clients/customers. Management is currently seeking an appropriate opportunity to re-enter this market.

Management believes that the benefits of our proven technologies continue to be desirable for, and should continue to be used in, hydraulic fracturing drilling worldwide. Some of the benefits of our products and systems include: elimination of highly toxic chemicals currently used for decontamination, reduced negative environmental impact, reduced recovery costs, improved product quality, and potentially opening new areas for oil and gas retrieval. As a result, management is preparing for expanding business opportunities in this sector in the mid-term future. As part of this preparation, Paradigm is developing a large-scale system utilizing Hydrolyte® to decontaminate water and fluid going “down hole” in oil and gas-well drilling; and to decontaminate recovered “frac” water for reuse in the fracking process. Operational experience has shown that Hydrolyte® not only effectively decontaminates the water supply of microbes, but also does not cause corrosive damage to gas and oil recovery equipment; nor does it cause any loss of performance to the other chemicals, additives, and propellants currently used in drilling and fracking processes.

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

Hydrolyte® can reduce the costs of transporting contaminated water from the wellbore to a treatment facility and back for reuse, thus reducing the need for construction of water processing capacity, providing a substantial reduction in the costs of drilling, and enabling a sustainable increase in efficiency. The company intends to maintain an active marketing program; and, expects that there will be renewed opportunities for revenue growth from the frac drilling and related oil-field applications.

Marketing, Sales and Distribution of Hydrolyte®

Marketing and sales activities were minimal in 2017 while management focused on the final stage of product development, establishing supply chain agreements, and building sufficient physical production capacity to meet expected demand. Distributor and customer relationships were established through management’s existing contacts and are anticipated to provide a solid base of sales and revenue after the first half 2018 launch of this new and expanded stage of operations. Paradigm has a preliminary agreement with a prospective distributor in the Northeast and expects to be in full commercial distribution operations in the second half of 2018, concurrent with the launch. Management has additional distribution opportunities under development in multiple markets and intends to expand the distribution network in 2018. Management, working with consultants well-known to management, intends to continue to seek and establish distributor and/or joint venture opportunities and agreements for the marketing and sales of Paradigm’s products and services.

While a major portion of the sales effort is expected to be provided directly by our internal sales team and distributors, Paradigm intends to put in place its own formal marketing program with expanded participation in industry trade shows, advertising in trade publications, internet marketing and sales support, and an impactful and credible company image, which integrates all products and technologies under one cohesive appearance. All marketing and branding material will incorporate a consistent look and display prominent logo recognition.

A direct sales function with clinical expertise is expected to be established to support large customers and pursue promising joint venture opportunities. Paradigm expects to use its production, operations and research and development facility in Little River, South Carolina to display its products and technologies. This will provide a meeting and demonstration area where working models and simulations will allow first-hand interaction and live demonstrations for interested parties. We may sponsor on-site visits to existing installations and technology partner’s facilities.

The Institutional program for Healthcare sales program has begun with agreements with prospective customers for pilot/demonstration installations at their facilities. It is expected that the pilot installations will be completed in the second quarter. The pre-deployment preparation has been completed for the first hospital installation in the North Carolina area that is under a system and service agreement that started December 2017.

Production, Assembly and Principal Suppliers

Hydrolyte® Generation and Equipment Production: Paradigm moved into its new operations, research and development and production facility in Little River, South Carolina on December 15, 2016. The research, development and testing space was suitable and functional as already built. Paradigm’s systems consist of large volume units capable of producing up to 1,000 gallons per day for the Agriculture and Oil & Gas industries. The Annihilyzer systems which are medium to low volume units that are more suitable for the Healthcare market. Testing and assembly of the large volume systems for the Agriculture and Oil & Gas industries is currently being conducted at the new facility. A new design and layout for a final systems assembly area and an expanded testing area was finalized in January 2018 and the internal improvements and equipment installation is expected to be completed and fully operational by July 1, 2018.

Annihilyzer® Systems Assembly: Annihilyzer generator systems are tested and assembled in Little River and the other outsourced components for the Annihilyzer® System are shipped to Werks Manufacturing Inc., Ft. Wayne, Indiana for final assembly in the Annihilyzer® Station cabinet. The Stations and the ESS Carts are manufactured by Werks using RFID patent-pending technology owned by Werks. Werks manufacturing technology enables the near-field communications (NFC) and information systems functions of the Annihilyzer® to work. Station and ESS Cart manufacture and system assembly is performed by Werks on a purchase order basis.

Competition

In all our target markets, Paradigm will compete directly with large firms selling competing, but toxic, legacy cleanser and disinfectant products that are manufactured off-site and shipped to customers or distributors. These competitors have longer operating histories, more experience, substantially greater financial and human resources, greater size, more substantial research and development and marketing operations, established distribution channels and are well positioned in the market to fight aggressively to defend their market share. However, the combined markets in which Paradigm is engaged are so massive that its competitive position as non-toxic and, in a significant number of applications, less expensive should allow Paradigm to prosper. Paradigm’s on-site generation technology provides a substantial competitive advantage in addition to its non-toxic properties.

There are a limited number of potential competitors providing some form of anolyte-based biocide. Based on management’s research these companies are largely in early operating stages, concentrated in local or regional markets and have no technology or pricing advantage. These include Aquaox, Ecologic Solutions, and MIOX Corporation.

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

Intellectual Property

EPA product registrations of disinfectants and pesticides allow the registered products to be sold and distributed with labels identifying specific laboratory tested and proven kill claims of its effectiveness against specific microbial pathogens. Below is a summary of recent EPA registrations, EPA sub-registrations and other intellectual property the Company has acquired. The Company continues to hold certain intellectual properties relative to the Soloplax biodegradable plastics technology, but does not anticipate pursuing commercialization of the technology associated in the foreseeable future.

On December 15, 2016, Paradigm acquired an EPA sub-registration (#82341-1-92108), which provides for entry into the facilities and agricultural markets described previously in this document. The company is actively pursuing sales under this registration and label. In addition, the Company has registered its products in several states, under its US EPA No. 92108-1.

On March 13, 2017, the Company entered into a Registration Transfer Agreement (“Transfer Agreement”) and a Data License and Assignment Agreement (“Data Agreement”) with a third party. Pursuant to the Transfer Agreement, the Company received United States Environmental Protection Agency’s (“EPA”) Registration number 82341-4 for Excelyte® VET for a one-time fee of $125,000.

On April 6, 2017, Paradigm, acquired the complete intellectual property, including know-how, trade secrets and patent rights to the hardware, firmware and software comprising the product inventory generation, disbursement, containerization, tracking and reporting system, trademarked as the Annihilyzer® System. The Annihilyzer® System is designed to be employed on-site in healthcare facilities. The company already owns IP rights in the generation system employed in this integrated technology system.

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

On April 12, 2018 the Company entered into an agreement to purchase the original US EPA Registration No. 83241-1 for EcaFlo® Anolyte. The Company has paid a $5,000 deposit on the agreement with the remaining balance due in increments during the second quarter of 2018 to finalize the agreement.

Research and Development

Paradigm’s research and development costs for the years ended 2017 and 2016 were $315,385, and $147,917, respectively. During that period, Paradigm conducted testing of the application of the Hydrolyte® technology in the oil and gas industry; as a biocide in institutional facilities, such as, hospitals, jails and medical facilities; and in agriculture and food processing.

In 2017 Paradigm invested $315,385 in products and systems for the institutional facilities market to supply the 2018 launch. Management estimates that 2018 research and development expenditures will be approximately $250,000 to support on-going laboratory and field-trial work in the agricultural sector and continued generator and other equipment and systems engineering and testing for future products. We expect to maintain a robust research and development program in agricultural, commercial and industrial opportunities and applications for the foreseeable future.

In October 2015, Paradigm entered an agreement with Florida Pesticide Research, Inc. to conduct agricultural research intended to support an aggressive rollout of tested and certified applications for the treatment and prevention of numerous specific microbial infestations of a wide variety of crops. While company management, technical staff and consultants are confident of Hydrolyte®’s ability to kill virtually any microbe, testing is required to determine proper application concentrations, volumes, frequency and delivery techniques (which could be any or all of: root drenching, foliar spray or injection) needed to be most effective and least costly. It also must be demonstrated that the treatment does no harm to the plants or the product to be harvested and that no harmful residual remains in the crop because of the treatment. Management intends to maintain and expand the testing and demonstration program currently in place to other crops to target various additional crop infestation problems for the foreseeable future.

Government Regulations and Compliance with Environmental Laws

Paradigm is not aware of any existing or probable government regulations that would negatively impact our operations. As a licensor of water treatment technology, Paradigm is not subject to government regulations for the removal of oils, solids and pathogens from water, other than normal safety standards and certifications (such as UL or CE) for goods that we manufacture for demonstrations and joint ventures, and our product lines. However, prospective customers are subject to local, state and federal laws and regulations governing water quality, environmental quality and pollution control. To date, compliance with government regulations has had no material effect on the company’s operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. Paradigm is unable to assess or predict at this time what effect additional regulations or legislation could have on its activities.

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

Employees

As of the date of this Report, Paradigm has ten full-time employees, two part-time employees and six contract consultants who are engaged on a regular basis. Management confers with outside expert consultants, attorneys and accountants as necessary. The company anticipates engaging additional full-time employees in 2018. We anticipate that a portion of employee compensation likely would include direct stock grants, or the right to acquire stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to PCT LTD’s securities. The risks and uncertainties described below are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition, and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies. For purposes of this section, references to our business include the business of our wholly-owned subsidiary, Paradigm. The risks discussed below are not presented in order of importance or probability of occurrence.

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

Our overall cash position as of December 31, 2017 provides limited liquidity to fund day-to-day operations. The Company’s independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. We may need to seek additional financing or sell our assets to support our continued operations; however, there are no assurances that any such financing or asset sale can be obtained or achieved on commercially reasonable terms, if at all. In view of these conditions, our ability to continue as a going concern depends on our ability to generate sufficient cash flows from our new technology products or to obtain the necessary financing for operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the year ended December 31, 2017 do not include any adjustment to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue business operations. Any such adjustment could be material.

Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of December 31, 2017, our consolidated indebtedness was $1.1 million, with approximately $833,000 due to related parties. Our indebtedness could have important consequences, including the following:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the availability of our cash flow for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, which would place us at a competitive disadvantage compared to our competitors that may have less debt; and

•	having a material adverse effect on our business if we fail to comply with the covenants in our debt agreements, because such failure could result in an event of default that, if not cured or waived, could result in all or a substantial amount of our indebtedness becoming immediately due and payable.

Our ability to repay our significant indebtedness will depend on our ability to generate cash, whether through cash from operations or cash raised through the issuance of additional equity based securities. To a certain extent, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future equity financings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our financial condition and operating results may be adversely affected. If we cannot make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, cease operations or seek additional equity.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial working capital needs. Our cash on hand, together with cash generated from product sales, services, cash equivalents and short-term investments will not meet our working capital and capital expenditure requirements for the next twelve months. In fact, we will be required to raise additional funds throughout 2018 or we will need to limit operations until such time as we can raise substantial funds to meet our working capital needs. In addition, we will need to raise additional funds to fund our operations and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, marketing and development activities.

If we experience operating difficulties or other factors, many of which may be beyond our control, cause our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, marketing and growth programs. We require additional financing, in addition to anticipated cash generated from our operations, to fund our working capital requirements.  Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our marketing, development, and operational activities or be forced to sell some of our assets on an untimely or unfavorable basis.

We are highly dependent on our officers and directors. The loss of any of them, whose knowledge, leadership and technical expertise upon which we rely, could harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of our current officers and directors, whose knowledge, leadership and technical expertise may be difficult to replace at this stage in our business development, and on our ability to retain and attract experienced experts, and other technical and professional staff.   If we were to lose the services of our officers or directors, our ability to execute our business plan would be harmed and we may be forced to limit operations until such time as we could hire suitable replacements.

At this stage of our business operations, even with our good faith efforts, potential investors have an increased probability of losing their entire investment.

Because the nature of our business is expected to change as a result of shifts in the industries in which we operate, competition, and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance. Further, we have raised substantial debt and equity to fund our business operations, which to date have generated insufficient revenue to support our working capital needs.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated. If our revenues do not increase to a level to support our working capital needs we will be forced to seek equity capital to fund our operations and repay our substantial debt balances, which may not be available to us at all or on acceptable terms.

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

We rely on a combination of product registration, trademark, patent and other proprietary rights laws to protect the intellectual property rights that we own or license. It is possible that third parties may challenge our rights to such intellectual property. In addition, there is a risk of third parties infringing upon our licensors’ or our intellectual property rights and producing counterfeit products. These events may result in lost revenue as well as litigation, which may be expensive and time-consuming even if a favorable outcome is obtained. There can be no assurance that adequate remedies would be available for any infringement of the intellectual property rights owned or licensed by us. Any such failure to successfully protect our intellectual property rights may have a material adverse effect on our competitive position.

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

To the extent demand for our products increase, our future success will be dependent upon our ability to ramp up manufacturing production capacity.

We intend to continue marketing our products and services. To the extent demand for our products and services, or other products we may develop, increases significantly in future periods, one of our key challenges will be to ramp up production capacity to meet sales demand, while maintaining product quality. Our inability to meet any future increase in sales demand, access capital for inventory, may hinder growth or increase dilution.

Component shortages could result in our inability to produce volume to adequately meet customer demand. This could result in a loss of sales, delay in deliveries and injury to our reputation.

Single source components used in the manufacture of our products may become unavailable or discontinued. Delays caused by industry allocations, or obsolescence may take weeks or months to resolve. In some cases, parts obsolescence may require a product re-design to ensure quality replacement components. These delays could cause significant delays in manufacturing and loss of sales, leading to adverse effects significantly impacting our financial condition or results of operations.

We may acquire assets or other businesses in the future.

We may consider acquisitions of assets or other business. Any acquisition involves a number of risks that could fail to meet our expectations and adversely affect our profitability. For example:

• The acquired assets or business may not achieve expected results;

• We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;

• We may not be able to retain key personnel of an acquired business;

• Our management’s attention may be diverted; or

• Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

If these problems arise we may not realize the expected benefits of an acquisition.

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

Risks Related to PCT LTD’s Common Stock

There is a limited trading market for our shares of common stock on the OTCQB.  You may not be able to sell your shares of common stock if you need money.

Our common stock is traded on the OTCBB, an inter-dealer automated quotation systems for equity securities.  There has been limited trading activity in our common stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices might not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

Since PCT LTD has been a shell company as defined in subparagraph (i) of Rule 144 any “restricted securities” issued by the Company, while we were a shell company, cannot be publicly sold for at least one year from September 2, 2016, the date we filed a Current Report on Form 8-K regarding Paradigm’s operations. In addition, we must have filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months.

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

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

• Deliver to the customer, and obtain a written receipt for, a disclosure document;

• Disclose certain price information about the stock;

• Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

• Send monthly statements to customers with market and price information about the penny stock; and

• In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Transfers of our securities may be restricted by virtue of state securities “blue sky” laws that prohibit trading absent compliance with individual state laws.  These restrictions may make it difficult or impossible to sell shares in those states.

Transfers of our common stock may be restricted under the securities or securities regulation laws promulgated by various states and foreign jurisdictions, commonly referred to as “blue sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  These restrictions may prohibit the secondary trading of our common stock.  Investors should consider the secondary market for our securities to be a limited one.

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

We have the ability to issue additional shares of our common stock and shares of preferred stock without obtaining stockholder approval, which could cause your investment to be diluted.

Our Articles of incorporation authorizes the Board of Directors to issue up to 300,000,000 shares of common stock and up to 10,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

Future sales of our common stock may result in a decrease in the market price of our common stock, even if our business is doing well.

The market price of our common stock could drop due to sales of a large number of shares of our common stock in the market or the perception that such sales could occur. This could make it more difficult to raise funds through future offerings of common stock.

Our articles of incorporation and bylaws contain provisions that could discourage an acquisition or change of control of us.

Our articles of incorporation authorize our board of directors to issue preferred stock and common stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire control of us. In addition, provisions of the articles of incorporation and bylaws could also make it more difficult for a third party to acquire control of us.

There are limitations in connection with the availability of quotes and order information on the OTCBB.

Trades and quotations on the OTCBB involve a manual process and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly.  Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

There are delays in order communication on the OTCBB.

Electronic processing of orders is not available for securities traded on the OTCBB and high order volume and communication risks may prevent or delay the execution of one’s OTCBB trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our common stock. Heavy market volume may lead to a delay in the processing of OTCBB security orders for shares of our common stock, due to the manual nature of the market. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

There is a risk of market fraud on the OTCBB.

OTCBB securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTCBB reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

There is a limitation in connection with the editing and canceling of orders on the OTCBB.

Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one’s order. Consequently, one may not able to sell their shares of our common stock at the optimum trading prices.

Increased dealer compensation could adversely affect our stock price.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller  of shares of our common stock may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on the OTCBB may not have a bid price for shares of our common stock on the OTCBB.  Due to the foregoing, demand for shares of our common stock on the OTCBB may be decreased or eliminated.

Additional Risks and Uncertainties

If any of the risks that we face actually occur, irrespective of whether those risks are described in this section or elsewhere in this report, our business, financial condition and operating results could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

PCT LTD does not own or lease any properties. Paradigm subleased approximately 650 square feet of office space in Lenexa, Kansas from United Resource Holdings, LLC, a Kansas limited liability company until July 31, 2017. The sublease amount was $1,500 per month and the term commenced on September 1, 2015 and expired July 31, 2017.

On, November 20, 2016, Paradigm signed a 3-year lease for a 12,000 square foot facility in Little River, South Carolina, which became effective December 1, 2016. The lease amount is $4,800 per month and the term is three years with an option for an additional three years. The facility, in Strand Industrial Park at 4235 Commerce Street, houses operations, research and development, production, assembly and testing.

ITEM 3. LEGAL PROCEEDINGS

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 PCT LTD’s common stock is quoted on the OTC Bulletin Board under the symbol “BGHM.” Prior to September 15, 2016 there was no trading activity in our common stock. The following table represents the range of the high and low trading prices of our common stock from September 15, 2016 to December 31, 2016 as reported by the OTC Bulletin Board.

	2017		2016
	High	Low	High		Low
1st Quarter	$2.00	$1.60	$	N/A	$	N/A
2nd Quarter	$2.00	$1.85	$	N/A	$	N/A
3rd Quarter	$2.00	$1.45		$2.00		$1.50
4th Quarter	$1.45	$0.55		$2.50		$1.65

On April 13, 2018, the closing price of shares of common stock of the Company was $0.50.  However, we consider our common stock to be thinly traded and, as a result, any reported sales prices may not be a true market-based valuation of the common stock.

(b) Holders of Common Stock

We had 204 stockholders of record as of April 17, 2018 and 43,409,238 shares outstanding. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On October 24, 2017 and October 27, 2017, the Company revised the share price relating to shares of common stock sold during the period from September 1, 2016 through October 30, 2017, down to $0.75 per share. As a result of the revised share price, the Company issued an additional 337,666 shares of common stock to fifteen investors, including 191,667 shares to related parties.

On October 25, 2017, the Company issued 40,000 shares of common stock at $0.75 per share to an unrelated party for cash proceeds of $30,000.

On November 22, 2017, the Company issued 600,000 shares of common stock at $0.50 per share to an unrelated party for cash proceeds of $300,000.

On December 13, 2017, the Company issued 200,000 shares of common stock at $0.50 per share to an unrelated party for cash proceeds of $100,000.

Subsequent Issuances After Year-End

On January 2, 2018 the Company issued 110,000 shares of common stock at $0.50 per share to an unrelated party for cash proceeds of $55,000.

On March 15, 2018 the Company entered into a 12-month services agreement, expiring on March 15, 2019, for the provision of strategic planning, financing, capital formation, uplisting and expansion of the Company’s shareholder base. The consulting company received a $5,000 non-refundable initial fee and shall receive $2,500 per month for the remaining months of the contract, in addition to two million shares of the Company’s restricted common stock, which vested beginning on March 15, 2018. The two million shares have not been issued but are authorized and outstanding.

On April 10, 2018 the Company sold 120,000 shares of common stock at $0.50 per share to a related party for cash proceeds of $60,000.

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

Issuer Purchase of Securities

We did not repurchase any of our equity securities during the year ended December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

On August 31, 2016, PCT LTD entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Paradigm Convergence Technologies Corporation, a Nevada corporation (“Paradigm”). Pursuant to the terms of the Exchange Agreement, Paradigm became the wholly-owned subsidiary of PCT LTD after the exchange transaction. PCT LTD is a holding company, which through Paradigm is engaged in the business of marketing new products and technologies through licensing and joint ventures.

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations, recording annual net losses of $2,721,536 and $2,249,653 for the years ended December 31, 2017 and 2016.

PCT LTD remains dependent upon additional financing to continue operations. The Company intends to raise additional financing through private placements of its common stock and note payable issuances. We expect that we would issue such stock pursuant to exemptions to the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs, as discussed below, and the available exemptions to the registration requirements of the Securities Act of 1933. We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

The expected costs for the next twelve months include:

•	continuation of commercial launch of non-toxic sanitizing, disinfecting and sterilizing products and technologies with a strong emphasis on health care facilities, including hospitals, nursing homes, assisted living facilities, clinics and medical, dental and veterinarian offices;
•	continued research and development on product generation units including those designed for on-site deployment at customers’ facilities;
•	accelerated research and development and initial commercialization on applications of the products in the agricultural sector, most specifically with respect to abatement of a specific crop disease crisis caused by a bacterium in the U.S. and elsewhere;
•	acquiring available complementary technology rights;
•	payment of short-term debt;
•	hiring of additional personnel in 2018; and
•	general and administrative operating costs.

Management projects these costs to total approximately $2,500,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements. Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions, management believes that the Company expects to be at or close to profitability by the end of the third quarter of 2018.

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	Year ended Dec. 31, 2017	Year ended Dec. 31, 2016
Cash and cash equivalents	$7,838	$21,078
Total current assets	40,321	152,497
Total assets	4,754,181	278,854
Total liabilities	1,456,198	555,838
Accumulated deficit	(6,744,520)	(4,022,984)
Total stockholders’ equity (deficit)	$3,297,983	$(276,984)

The Company recorded a net loss of $2,721,536 and had a working deficit of $1,415,877 for the year ended December 31, 2017. We have recorded a relatively small amount of revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During 2017 and 2016 the Company has relied on raising equity capital and borrowing from stockholders and third parties to fund its ongoing day-to-day operations and its corporate overhead. As December 31, 2017 we had $7,838 in cash compared to $21,078 in cash at December 31, 2016. We had total liabilities of $1,456,198 at December 31, 2017 compared to $555,838 at December 31, 2016.

Total assets increased by $4,475,327 at December 31, 2017 compared to December 31, 2016. This increase is primarily from new intangible assets of approximately $4,282,250 (net of amortization) and property and equipment of approximately $305,004 (net of depreciation) acquired during the year ended December 31, 2017.

Total liabilities increased by $900,360 at December 31, 2017 compared to December 31, 2016. This increase is primarily additions to related party notes payable of approximately $474,198, notes payable (net of discount) of approximately $171,766 and to accounts payable and accrued liabilities of approximately $254,396 related to administrative and professional services during the year ended December 31, 2017.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $210,000 and to fund future research and development. We intend to rely on additional debt financing, loans from existing shareholders and private placements of common stock for additional funding; however, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act periodic reports. We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

The table below presents information regarding cash flows:

SUMMARY OF CASH FLOWS	Year ended Dec. 31, 2017	Year ended Dec. 31, 2016
Net cash used in operating activities	$(1,433,186)	$(884,274)
Net cash used in investing activities	(282,297)	(62,372)
Net cash provided by operating activities	1,702,243	925,238
Net change in cash	$(13,240)	$(21,408)

Commitments and Obligations

At December 31, 2017 the Company recorded notes payable totaling approximately $1,134,217 (net of debt discount) compared to notes payable totaling $488,253 (net of debt discount) at December 31, 2016. These notes payable represent cash advances received and expenses paid from third parties and related parties. All of the notes payable are non-collateralized, carry interest from 0% to 13% and are due ranging from on demand to December 15, 2018.

Paradigm has also entered into two leases for office space during 2017: one is located in Lenexa, Kansas and the second in Little River, South Carolina. The office space lease amounts total $6,300 per month. The Kansas lease includes an option to renew for two additional one-year periods. We elected to terminate the lease for this space on July 31, 2017 and centralized our headquarters and operations in South Carolina, moving all office operations on December 31, 2017 to South Carolina. The South Carolina lease amounts to $4,800 per month, expires on November 30, 2019 and includes an option to renew for two additional three-year periods.

Results of Operations

SUMMARY OF OPERATIONS	Year ended Dec. 31,
	2017	2016
Revenues	$123,105	$113,387

Total operating expenses	$2,392,007	1,059,052
Total other expense	452,634	1,303,988
Net loss	$2,721,536	$2,249,653
Basic and diluted loss per share	$0.07	$0.10

     Revenues increased to $123,105 for the year ended December 31, 2017 compared to $113,387 for the year ended December 31, 2016. The revenue increases for 2017 were due to the increased volume of fluids sold, the sale of a piece of fluid producing equipment, licensing revenue from EPA sub registration, and placing equipment under the Company’s 2-year Systems Service Agreement (“lease”) in December, 2017.

Total operating expenses increased to $2,392,007 for the 2017 year compared to $1,059,052 for the 2016 year. The total operating expense increases for 2017 were due to an increase in operations from a result of increased revenue, hiring four new employees (one of which with a hiring bonus), opening a larger production and office location, revenue costs, research and development, and increased stock-based compensation.

General and administrative expenses increased to $1,745,792 for the 2017 year compared to $774,476 for the 2016 year. General and administrative expense increases for 2017 were due to an increase in operations from a result of increased revenue, hiring new employees, and opening a larger production, office location and increased stock-based compensation.

Research and development expenses increased to $315,385 for the 2017 year compared to $147,917 for the 2016 year. Research and development expenses increased for 2017 due to testing of the application of the Hydrolyte® technology in the oil and gas industry; as a biocide in institutional facilities, such as, hospitals, jails and medical facilities; and in agriculture and food processing.

Depreciation and amortization expenses increased to $291,590 for the 2017 year compared to $37,996 for the 2016 year. Depreciation and amortization expenses increased in 2017 due to placing equipment into service during the year and amortization of new intangible assets.

Total other expenses decreased to $452,634 for the 2017 year compared to $1,303,988 for the 2016 year. The overall decrease was from not having any loss from settlements of debt in 2017 compared to a loss on settlement of debt of $1,255,928 in 2016. Interest expense and other expense increased in 2017 as there was an increase in notes payable outstanding accruing interest during 2017.

As a result of the changes described above, the net loss increased to $2,721,536 for the 2017 year compared to $2,249,653 for the 2016 year.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PCT LTD (Formerly Bingham Canyon Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bingham Canyon Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PCT LTD (formerly Bingham Canyon Corporation) (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2015.

Salt Lake City, UT

April 17, 2018

PCT LTD

(Formerly Bingham Canyon Corporation)

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$7,838	$21,078
Accounts receivable, net	12,637	4,018
Inventory	10,526	42,706
Prepaid expenses	7,210	7,152
Other Assets	2,110	77,543
Total current assets	40,321	152,497

FIXED ASSETS
Property and equipment, net	383,254	78,250

OTHER ASSETS
Intangible assets, net	4,325,107	42,857
Deposits	5,499	5,250
Total other assets	4,330,606	48,107

TOTAL ASSETS	$4,754,181	$278,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$134,613	$52,144
Accrued expenses – related party	14,250	2,486
Accrued expenses	173,118	12,955
Notes payable – related party	833,000	358,802
Current portion of notes payable, net	301,217	—
Total current liabilities	1,456,198	426,387

LONG TERM LIABILITIES
Notes payable, net of current portion	—	129,451
TOTAL LIABILITIES	1,456,198	555,838

STOCKHOLDER’S EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized; Nil issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value; 300,000,000 authorized; 41,179,238 and 37,117,572 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	41,180	37,118
Additional paid-in-capital	10,001,323	3,708,882
Accumulated deficit	(6,744,520)	(4,022,984)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,297,983	(276,984)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,754,181	$278,854

The accompanying notes are an integral part of these consolidated financial statements.

PCT LTD

(Formerly Bingham Canyon Corporation)

Consolidated Statements of Operations

	For the year ended December 31,
	2017	2016
REVENUES
Product	$92,605	$113,387
Licensing	20,500	—
Equipment leases	10,000	—
Total revenue	123,105	113,387

OPERATING EXPENSES
General and administrative	1,745,792	774,476
Research and development	315,385	147,917
Costs of product, licensing and equipment leases	39,240	98,663
Depreciation and amortization	291,590	37,996
Total operating expenses	2,392,007	1,059,052

Loss from operations	(2,268,902)	(945,665)

OTHER EXPENSES
Interest expense	(81,201)	(48,060)
Loss on settlement of debt	—	(1,255,928)
Other expense	(371,433)	—
Total other expenses	(452,634)	(1,303,988)

Loss from operations before income taxes	(2,721,536)	(2,249,653)

Income taxes	—	—

NET LOSS	$(2,721,536)	$(2,249,653)

Basic and diluted net loss per share	$(0.07)	$(0.10)

Basic and diluted weighted average shares outstanding	39,430,536	22,951,766

The accompanying notes are an integral part of these consolidated financial statements.

PCT LTD

(Formerly Bingham Canyon Corporation)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the years ended December 31, 2017 and 2016

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2015	15,553,125	15,553	$1,765,251	$(1,773,331)	$7,473
Common stock issued for cash	762,500	763	394,237	—	395,000
Common stock issued for services	150,000	150	19,850	—	20,000
Common stock issued for conversion of debt	375,000	375	49,625	—	50,000
Common stock issued in settlement of debt	1,126,947	1,127	1,707,906	—	1,709,033
Common stock issued in share exchange agreement	19,150,000	19,150	(276,690)	—	(257,540)
Stock-based compensation	—	—	48,703	—	48,703
Net loss for the year ended December 31, 2016	—	—	—	(2,249,653)	(2,249,653)
Balance – December 31, 2016	37,117,572	37,118	$3,708,882	$(4,022,984)	$(276,984)
Common stock issued for cash	1,474,000	1,474	1,088,526	—	1,090,000
Common stock issued for intellectual property	2,250,000	2,250	4,402,800	—	4,405,000
Common stock issued for other expenses	337,666	338	371,095	—	371,433
Stock-based compensation	—	—	430,020	—	430,020
Net loss for the year ended December 31, 2017	—	—	—	(2,721,536)	(2,721,536)
Balance – December 31, 2017	41,179,238	41,180	$10,001,323	$(6,744,520)	$3,297,983

The accompanying notes are an integral part of these consolidated financial statements.

PCT LTD

(Formerly Bingham Canyon Corporation)

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(2,721,536)	$(2,249,653)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	291,590	38,518
Amortization of debt discount	14,266	9,964
Bad debt expense	—	12,000
Common stock issued for services	—	20,000
Stock-based compensation	430,020	48,703
Common stock issued for other expense	371,433	—
Loss on settlement of debt	—	1,255,928
Expenses paid on behalf of Company	14,722	10,000
Changes in operating assets and liabilities:
Accounts receivable	(8,619)	(15,957)
Inventory	(161,164)	25,859
Prepaid expenses	(58)	2,902
Deposits	75,184	(61,343)
Accounts payable	84,316	5,420
Accrued expenses	176,660	14,783
Deferred Revenue	—	(1,398)
Net cash used in operating activities	(1,433,186)	(884,274)

Cash Flows from Investing Activities
Purchase of fixed assets	(132,297)	(12,372)
Purchase of intangible assets	(150,000)	(50,000)
Net cash used in investing activities	(282,297)	(62,372)

Cash Flows from Financing Activities
Proceeds from notes payable – related parties	530,500	509,000
Proceeds from notes payable	262,500	125,738
Repayment of notes payable – related parties	(55,722)	(104,500)
Repayment of notes payable	(125,035)	—
Proceeds from common stock issued for cash	1,090,000	395,000
Net cash provided by financing activities	1,702,243	925,238

Net change in cash	(13,240)	(21,408)

Cash and cash equivalents at beginning of period	21,078	42,486

Cash and cash equivalents at end of period	$7,838	$21,078

The accompanying notes are an integral part of these consolidated financial statements.

PCT LTD

(Formerly Bingham Canyon Corporation)

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2017	2016
Supplemental Cash Flow Information:
Cash paid for interest	$33,389	$19,914
Cash paid for Income taxes	—	—

Non-Cash Investing and Financing Activities
Common stock issued in conversion of debt	$—	$50,000
Net liabilities assumed in share exchange agreement	—	276,690
Common stock issued in settlement of debt	—	1,709,033
Debt issuance costs	—	29,079
Common stock issued for intellectual property	4,405,050	—
Modification of notes payable	4,535	—
Modification of notes payable – related party	198	—
Inventory reclassified as equipment not yet in service	193,344	—

The accompanying notes are an integral part of these consolidated financial statements.

PCT LTD

(Formerly Bingham Canyon Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – PCT Ltd (formerly Bingham Canyon Corporation (the “Company” or “Bingham”), a Delaware corporation, was formed on August 27, 1986. Bingham changed its domicile to Nevada on August 26, 1999.

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

Paradigm is located in Little River, SC and was formed June 6, 2012 under the name of EUR-ECA, Ltd. On September 11, 2015, its Board of Directors authorized EUR-ECA Ltd to file with the Nevada Secretary of State to change its name to Paradigm Convergence Technologies Corp. Paradigm is a technology licensing company specializing in environmentally safe solutions for global sustainability. The company holds a patent, intellectual property and/or distribution rights to innovative products and technologies. Paradigm provides innovative products and technologies for eliminating biocidal contamination from water supplies, industrial fluids, hard surfaces, food processing equipment, and medical devices. Paradigm’s overall strategy is to market new products and technologies through the use of equipment leasing, joint ventures, licensing, distributor agreements and partnerships.

On February 29, 2018 the Company changed its name from Bingham Canyon Corporation to PCT LTD to more accurately identify the Company’s direction and to develop the complimentary relationship and association with its wholly-owned operating company, Paradigm Convergence Technologies Corporation (“Paradigm” and/or “PCT Corp.”).

Principles of Consolidations – The accompanying consolidated financial statements include the accounts of PCT LTD (“Company” or “Parent”) and its wholly owned subsidiary, Paradigm Convergence Technologies Corporation (“Paradigm, “PCT Corp.” or “Subsidiary”). All intercompany accounts have been eliminated upon consolidation.

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

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash of $7,838 and $21,078 at December 31, 2017 and 2016, respectively, represents cash on deposit in various bank accounts. There were no cash equivalents at December 31, 2017 and December 31, 2016 respectively.

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

The carrying values of our financial instruments, including, cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short maturities of these financial instruments. There were no financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016, respectively.

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. The Company provided allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable is periodically evaluated for collectability bases on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the Company provided an allowance for doubtful accounts of $12,000 and $12,000 for the years ending December 31, 2017 and 2016, respectively.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method. We record the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. As of December 31, 2017, and 2016, the inventory consisted of parts for equipment sold as replacement parts to existing customers or sold to new customers. The Company has recorded a reserve allowance of $0 and $35,914 for the years ended December 31, 2017 and 2016, respectively. The Company wrote off the inventory previously reserved against during 2017. The Company has determined that some of the supplies inventory is necessary to be placed into service, after assembly into equipment to be used in product manufacturing and classified as Machines and Equipment. The balance at December 31, 2017 and 2016 of such supplies and equipment not yet placed in service amounted to $269,382 and $0, respectively. During the 4th quarter of 2017, management determined that $193,344 of supplies inventory as of the 3rd quarter of 2017 be reclassified to property and equipment.

Property and Equipment– Property and equipment are stated at purchased cost and depreciated utilizing a straight-line method over estimated useful lives ranging from 3 to 7 years after the asset has been placed in service.  Upon selling equipment that had been under a lease agreement, the company discontinues the depreciation on that piece of equipment, as it transfers ownership to another entity. Additions and major improvements that extend the useful lives of property and equipment are capitalized. Maintenance and repairs are charged to operations as incurred.  Upon trade-in, sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any related gains or losses are recorded in the results of operations. Accumulated depreciation was $46,725 and $30,479 as of December 31, 2017 and 2016, respectively.

Impairment of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Under similar analysis no impairment was recorded during the years ended December 31, 2017 and 2016. Impairment tests are conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment charges may be required.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 1 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The recorded impairment expense was nil for the years ended December 31, 2017 and 2016, respectively. Accumulated amortization was $380,392 and $107,582 as of December 31, 2017 and 2016, respectively.

Research and Development – Research and development costs are recognized as an expense during the period incurred, which is until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Revenue Recognition – Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided or goods shipped (F.O.B.), the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenue from the sale of products is recorded at the time of shipment to the customers. The Company has structured its revenues as 1) product (sales of equipment and/or fluid solutions); 2) licensing (contract-based use of the Company’s US EPA Product Registration, returning revenue in licensing fees and/or royalties from minimum fluid sales); and 3) Equipment Leases (system service agreements, usually 3- year contracts for the provision of the Company’s equipment, under contract to customers, with renewable terms).  Revenue from contracts to license technology and from the sale of fluid solutions to others is immediately recognized since these are non-refundable deposits and payments.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of December 31, 2017, there were outstanding common share equivalents (options) which amounted to 1,880,125 of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

Reclassification – Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Recent Accounting Pronouncements – In January, 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 issues an initial required screen that, if met, eliminates the need for further assessment. Under the new guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset, or group of similar assets, the assets acquired would not represent a business. The Company adopted ASU 2017-01 effective January 1, 2017.

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

The Company has reviewed the FASB ASU 2014-09 “Topic 606 Revenue Recognition from Contracts with Customers,” originally issued on May 28, 2014, which the FASB has issued a few clarifying ASU’s regarding this update. The standard was effective for public companies with annual periods beginning after December 15, 2017. We have begun evaluating the impact this standard will have on our revenue recognition and we do not believe it will have a material impact on our business. The new standard requires companies to identify contracts with customers, performance obligations within those contracts, and the transaction price. The Company will continue to monitor its placement of equipment at customers’ locations to ensure compliance with the definition of this accounting pronouncement.

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

NOTE 2 – Going Concern

The accompanying audited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception of $6,744,520 and has negative cash flows from operations. As of December 31, 2017, the Company had a working capital deficit of $1,415,877, as compared to $273,890 at December 31, 2016. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2017 and 2016 respectively.  The components of the net deferred tax asset as of December 31, 2017, and 2016:

December 31,	2017	2016
Net operating loss carry forwards	$2,293,137	$1,367,815
Stock/options issued for services	(74,875)	(74,875)
Stock/option issued for acquisitions	(162,766)	(16,559)
Contributed services	(126,287)	—
Depreciation and Amortization	(142,563)	(43,423)
Meals & Entertainment	(338)	(131)
Valuation allowance	$(1,786,307)	$(1,232,827)

Federal and state net operating loss carry forwards at December 31, 2017 were $5,253,845. The net operating loss carry forwards expire between 2033 and 2037.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2017 and 2016, respectively:

For the Years Ended December 31,	2017	2016
Book income (loss) from operations	$(925,322)	$(764,882)
Stock/options issued for services	—	6,800
Stock/options issued for acquisition	146,207	16,559
Contributed services	126,287	—
Depreciation & Amortization	99,141	13,096
Meals & Entertainment	208	131
Change in valuation allowance	553,480	728,296
Provision for Income Taxes	$—	$—

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2017, and 2016, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2017 and 2016 relating to unrecognized benefits.

The tax years 2017 and 2016 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 4 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from 3 to 7 years once placed into service.  Depreciation expense does not begin until documentation of equipment placed in service is provided. Machinery and leased equipment is not intended to be sold to the customer at the end of the lease term. Depreciation expense was $18,790 for the year ended December 31, 2017, of which $12,191 relates to product costs and $422 relates to leased equipment costs. No impairment was recognized during the twelve months ended December 31, 2017. Property and equipment at December 31, 2017 and 2016 consisted of the following:

December 31,	2017	2016
Machinery and leased equipment	$129,076	$85,336
Machinery and equipment not yet in service	278,079	—
Office equipment and furniture	20,064	17,765
Website	2,760	3,228
Leasehold improvements	—	2,400

Total Property and equipment	$429,979	$108,729
Less: Accumulated depreciation	(46,725)	(30,479)

Property and equipment, net	$383,254	$78,250

NOTE 5 – INTANGIBLE ASSETS

Amortization is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets, which range from 1 to 15 years.  Amortization expense was $272,800 for the year ended December 31, 2017, of which $13,681 relates to product costs, $3,029 relates to licensing costs and 1,477 relates to leased equipment costs. No impairment was recognized during the twelve months ended December 31, 2017. Intangible assets at December 31, 2017 and 2016 consisted of the following:

The components of intangible assets at December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017	December 31, 2016
Patents	$4,505,489	$100,439
Technology rights	200,000	50,000
Intangibles, at Cost	4,705,489	150,439
Less Accumulated Amortization	(380,382)	(107,582)
Net Carrying Amount	$4,325,107	$42,857

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

On April 6, 2017, the Company acquired intangible assets by issuing 2,250,000 shares of common stock at a deemed value of $1.96 per share ($4,405,050) to Annihilyzer Inc. in order to close on the amended agreement dated April 6, 2017. Pursuant to the terms of the Agreement, as amended, the Company acquired an Annihilyzer patent and all associated intellectual property. In addition, Paradigm granted Annihilyzer Inc, a three-year license and sub-registration under Paradigm’s EPA Product Registration #82341-4. Annihilyzer, Inc. had no activity under this sub-registration agreement as of December 31, 2017.

NOTE 6 – NOTES PAYABLE

Type	Original Amount	Issuance Date	Maturity Date	Interest Rate	Balance 12/31/2017	Balance 12/31/2016
Notes Payable	$25,000	12/10/2015	6/10/2016	5.0%	$—	$8,000
Notes Payable	7,500	3/11/2016	9/11/2016	5.0%	—	7,500
Notes Payable, Related Party	297,500	4/11/2016	11/30/2017	5.0%	—	293,302
Notes Payable	150,000	5/18/2016	6/1/2018	13.0%	150,000	150,000
Notes Payable, Related Party	50,000	10/18/2016	8/18/2017	5.0%	50,000	50,000
Notes Payable, Related Party	293,302	1/1/2017	1/1/2018	3.5%	—	—
Notes Payable, Related Party	25,000	4/12/2017	10/12/2017	5.0%	25,000	—
Notes Payable, Related Party	25,000	4/27/2017	4/27/2018	3.0%	17,500	—
Notes Payable	25,000	5/8/2017	10/10/2017	0.0%	25,000	—
Notes Payable, Related Party	15,000	5/15/2017	5/15/2018	5.0%	15,000	—
Notes Payable	125,000	5/15/2017	8/31/2017	10.0%	—	—
Notes Payable, Related Party	10,000	6/12/2017	6/12/2018	3.0%	10,000	—
Notes Payable, Related Party	25,000	6/13/2017	7/31/2017	3.0%	—	—
Notes Payable, Related Party	112	7/1/2017	6/30/2018	3.0%	—	—
Notes Payable, Related Party	5,500	7/3/2017	6/30/2018	3.0%	5,500	—
Notes Payable	25,000	7/3/2017	8/31/2017	8.0%	—	—
Notes Payable, Related Party	2,000	7/5/2017	6/30/2018	3.0%	2,000	—
Notes Payable, Related Party	3,000	7/6/2017	6/30/2018	3.0%	3,000	—
Notes Payable, Related Party	2,500	7/10/2017	6/30/2018	3.0%	2,500	—
Notes Payable, Related Party	2,500	7/12/2017	6/30/2018	3.0%	2,500	—
Notes Payable, Related Party	25,000	7/13/2017	6/30/2018	3.0%	25,000	—
Notes Payable	10,000	7/14/2017	8/31/2017	8.0%	—	—
Notes Payable, Related Party	25,000	7/25/2017	9/25/2017	5.0%	25,000	—
Notes Payable, Related Party	5,000	8/14/2017	6/30/2018	3.0%	5,000	—
Notes Payable, Related Party	50,000	8/25/2017	10/1/2018	7.5%	—	—
Notes Payable	15,000	8/30/2017	9/1/2017	8.0%	—	—
Notes Payable, Related Party	200,000	8/31/2017	10/1/2018	7.5%	—	—
Notes Payable	50,000	9/1/2017	12/31/2017	8.0%	50,000	—
Notes Payable, Related Party	275,000	9/27/2017	10/1/2018	7.5%	275,000	—
Notes Payable	25,000	9/27/2017	12/31/2017	8.0%	25,000	—
Notes Payable	37,500	10/11/2017	10/11/2018	8.0%	37,500	—
Notes Payable, Related Party	20,000	10/24/2017	4/24/2018	5.0%	20,000	—
Notes Payable, Related Party	250,000	11/15/2017	12/15/2018	1.0%	250,000	—
Notes Payable, Related Party	100,000	11/15/2017	10/1/2018	7.5%	100,000	—
Notes Payable	56,000	12/1/2017	1/10/2018	8.0%	20,000	—

Subtotal					1,140,500	508,802
Debt Discount					(6,283)	(20,549)
Total Notes Payable, net					$1,134,217	$488,253

Notes Payable

On May 15, 2017, the Company entered into a 45-day promissory note for $125,000 with an unrelated individual. The note is secured personally by the CEO of the Company and bears an interest rate of 10% per annum and a default rate of 16%. On December 1, 2017, the Company modified and consolidated the remaining balance and accrued interest of this outstanding promissory note and entered into a new promissory note, with the same party, totaling $56,000. The new note bears an interest rate of 8% per annum and is due on January 10, 2018. As of December 31, 2017, the note had a remaining balance of $20,000.

On May 8, 2017, the Company entered into a loan agreement for $25,000 with an unrelated individual. The note was due on July 10, 2017. The note bears interest expense of $2,500. During Q3 of 2017 the Company extended his note to October 10, 2017 and added an additional 2,500 of interest. As of December 31, 2017, the note had a remaining balance of $25,000 and is currently in default.

From July 3, 2017 through August 30, 2017, the Company entered into three promissory notes totaling $50,000 with an unrelated party to be used in operations. The notes were due September 1, 2017, are unsecured and bears an interest rate of 8% per annum. On September 1, 2017, the Company consolidated the three promissory notes into one promissory note totaling $50,000. The new note was due on December 31, 2017. As of December 31, 2017, the note had a remaining balance of $50,000 and is currently in default.

On September 27, 2017, the Company entered into a promissory note for $25,000 with an unrelated party to be used in operations. The note was due on December 31, 2017, is unsecured and bears an interest rate of 8% per annum. As of December 31, 2017, the note had a remaining balance of $25,000 and is currently in default.

On October 11, 2017, the Company entered into a promissory note for $37,500 with an unrelated party to be used in operations. The note is due on October 11, 2018, is unsecured and bears an interest rate of 8% per annum. As of December 31, 2017, the note had a remaining balance of $37,500.

Notes Payable – Related Parties

On January 1, 2017, the Company modified and consolidated its outstanding promissory notes with the Company’s CEO into one promissory note totaling $293,302. The note is unsecured and bears an interest rate of 3.5% per annum. On November 15, 2017, the Company modified and consolidated the remaining balance of this outstanding promissory note with the Company’s CEO into a promissory note totaling $250,000. The new note bears an interest rate of 1% per annum and is due on December 15, 2018. As of December 31, 2017, the note had a remaining balance of $250,000.

From April 12, 2017 through October 24, 2017, the Company entered into three promissory notes totaling $70,000 with a related party to be used in operations. The notes are due 6-10 months from the date of issuance, are unsecured and bear an interest rate of 5% per annum. As of December 31, 2017, the notes had a remaining balance totaling $70,000.

From April 27, 2017 through August 14, 2017, the Company entered into ten additional promissory notes totaling $80,612 with the Company’s CEO to be used in operations. The notes are due 10-12 months from the date of issuance, are unsecured and bear an interest rate of 3% per annum. As of December 31, 2017, the notes had a remaining balance totaling $73,000.

On May 15, 2017 the Company entered into a promissory note for $15,000 with a related party to be used in operations. The note is due on May 15, 2018, is unsecured and bears an interest rate of 5% per annum. As of December 31, 2017, the note had a remaining balance of $15,000.

From June 13, 2017 through August 31, 2017, the Company entered into three promissory notes totaling $275,000 with a related party to be used in operations. The notes are due 2-13 months from the date of issuance, are unsecured and bear an interest rate of 3-7.5% per annum. On September 27, 2017, the Company modified and consolidated the remaining balance of these outstanding promissory note and entered into a new promissory note, with the same party, totaling $275,000. The new note bears an interest rate of 7.5% per annum and is due on October 1, 2018. As of December 31, 2017, the note had a remaining balance of $275,000.

On November 15, 2017 the Company entered into a promissory note for $100,000 with a related party to be used in operations. The note is due on October 1, 2018, is unsecured and bears an interest rate of 7.5% per annum. As of December 31, 2017, the note had a remaining balance of $100,000.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Preferred Stock

Effective March 23, 2018, the Company amended the articles of incorporation and authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. During the years ended December 31, 2017 and 2016 there were nil shares of preferred stock issued, respectively.

Common Stock

Effective March 23, 2018, the Company amended the articles of incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 100,000,000 to 300,000,000 shares.

During 2017, the Company issued 1,474,000 shares of common stock between $0.50 to $1.25 per share for total cash proceeds of $1,090,000. Of this amount 510,000 shares were issued to related parties cash proceeds of $512,500.

In April 2017, the Company acquired intangible assets by issuing 2,250,000 shares of common stock at valued at $1.96 per share ($4,405,050) to Annihilyzer Inc. (see also Note 5).

In October 2017, the Company issued 337,666 shares of common stock to revise the share price relating to shares sold from September 1, 2016 through October 30, 2017, down to $0.75 per share, resulting in $371,433 of other expense. Of this amount 191,667 shares were issued to related parties.

NOTE 8 – STOCK OPTIONS

On January 1, 2017 the Company issued 30,000 stock options to a related party with an exercise price of $2.00 per share. The options vest on January 1, 2018. The Company used the Black-Scholes methodology to value the stock-based compensation expense for options. Compensation expense is recognized on a straight-line basis over the vesting period. As of December 31, 2017, the Company recognized $56,220 in compensation expense, leaving $0 to be recognized in remaining compensation expense.

On January 26, 2017, the Company issued 200,000 stock options to a related party with an exercise price of $2.00 per share. The options vested immediately. The Company used the Black-Scholes methodology to value the stock-based compensation expense for options. As of December 31, 2017, the Company recognized $373,800 in compensation expense, leaving $0 to be recognized in remaining compensation expense.

In applying the Black-Scholes methodology to the options granted through December 31, 2017, the fair value of our stock-based awards was estimated using the following assumptions ranging from:

Risk-free interest rate	1.22 - 1.95%
Expected option life	2 - 5 years
Expected dividend yield	0.00%
Expected price volatility	165.72 - 199.94%

Below is a table summarizing the options issued and outstanding as of December 31, 2017:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
05/21/2014	1,875,000	1,875,000	0.13	1.38	05/20/2019	$250,000
01/01/2016	90,000	90,000	0.33	2.00	12/31/2019	30,000
01/01/2016	75,000	75,000	0.33	2.00	12/31/2019	25,000
09/15/2016	10,000	10,000	1.00	2.00	12/31/2019	10,000
10/01/2016	7,500	7,500	1.00	2.00	12/31/2019	7,500
01/01/2017	30,000	—	2.00	1.00	01/01/2019	60,000
01/26/2017	200,000	200,000	2.00	4.07	01/26/2022	400,000
	2,287,500	2,257,500				$782,500

The weighted average exercise prices are $0.34 and $0.32 for the options outstanding and exercisable, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has agreements with related parties for consulting services, notes payable and stock options. See Notes to Financial Statements numbers 6, 7, 8 and 10 for more details.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements – On June 9, 2015, the Company entered into a consulting agreement with one individual to provide various services to the Company. The Company has agreed to pay up to $50,000 in fees to this individual to include all costs associated with the development and procurement of sales including, but not limited to: his time, all testing by the individual and/or other labs at his direction, all travel expenses, sales and marketing brochures and any and all other costs associated with the sales of Anolyte fluids to a specific industry and all related parties. The agreement expired December 31, 2015. On January 1, 2016, the Company amended the previous agreement and extended it for six months through June 30, 2016. The Company agreed to pay the individual an additional $16,500 in consulting fees and expenses. On July 1, 2016, the Company extended the previously amended agreement through December 31, 2016 and agreed to pay an additional $24,000 in consulting fees plus expenses. The Company continued to use the services of this consultant, on a month-to-month basis for $3,000 per month, terminating the use of those on December 31, 2017.

On August 10, 2017 the Company entered into a consulting contract to receive assistance in financing. Upon execution of the agreement, the consultant received $3,000 plus a $1,000 retainer for initial expenses and further received $3,000 per month for six-months thereafter.

On September 1, 2017, the Company entered into a five-year employment agreement with Marion E. Paris, Jr. to be the Vice President for Business Development and Director of Intellectual Properties for Paradigm. Under the terms of the employment agreement, Mr. Paris is to be paid an annual base salary of $90,000 and other benefits, including four weeks paid vacation. In addition, the Company agreed to pay Mr. Paris a signing bonus of $40,000.

On November 21, 2016, the Company signed a lease for approximately 12,000 square feet of office, research & development, warehouse, and production space in Little River, South Carolina. The lease was effective December 1, 2016 at a rate of $4,800 per month for a period of three years. The Company has an option to extend the lease for two periods of three years each. The Company’s future lease commitments by year are as follow:

2018	$59,250
2019	52,950
2020	--
Total	$112,200

NOTE 11 - SUBSEQUENT EVENTS

On January 2, 2018, the Company entered into a promissory note with an unrelated party for $150,000. The note is due April 3, 2018, is unsecured and bears an interest rate of 8.0% per annum.

On January 2, 2018 the Company issued 110,000 shares of common stock at $0.50 per share to an unrelated party for cash proceeds of $55,000.

On February 13, 2018 the Company entered into a promissory note with an unrelated party for $12,500. The note is due April 15, 2018, is unsecured and bears an interest rate of 8% per annum.

On February 22, 2018 the Company retired its January 2, 2018 promissory note with an unrelated party of $150,000 and consolidated this amount into a new promissory note for $250,000 (an additional $100,000 received). The note is due on April 30, 2018, is unsecured and bears an interest rate of 8.0% per annum.

On March 1, 2018 the Company entered into a 24-month fluid sales agreement with an entity. The Company leases 150 square feet of space from this entity and the Company pays a part time technician to manufacture fluid solutions for the entity to sell, utilizing the Company’s US EPA product registration. The Company receives a monthly fee from the fluid sales entity based upon the greater amount between a negotiated royalty price per volume of the fluid solutions or a minimum sales number.

On March 15, 2018 the Company entered into a 12-month service agreement, expiring on March 15, 2019, for strategic planning, financing, capital formation, up listing and expansion of the Company’s shareholder base. The consulting company received a $5,000 non-refundable initial fee and shall receive $2,500 per month for the remaining months of the contract, and in addition received 2,000,000 shares of the Company’s restricted common stock.

On March 28, 2018 the Company extinguished its February 22, 2018 promissory note with an unrelated party of $250,000 and consolidated this amount into a convertible note for $450,000 (an additional $200,000 received). The note is due on March 31, 2021 and is convertible into common stock at a conversion price of $0.4285 and bears interest of 8.0% per annum. This note also contains an anti-dilution clause, which becomes effective in the event the Company exceeds 60,000,000 issued shares of its stock.

On April 10, 2018 the Company entered into a promissory note with a related party for $30,000. The note is due January 15, 2019, is unsecured and bears an interest rate of 3.0% per annum.

On April 10, 2018 the Company issued 120,000 shares of common stock at $0.50 per share to a related party for cash proceed of $60,000.

On April 12, 2018 the Company entered into an agreement to purchase the original US EPA Registration No. 83241-1 for EcaFlo® Anolyte. The Company has paid a $5,000 deposit with the remaining balance due in increments during the second quarter of 2018 to finalize the agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Schedule 14C filed February 27, 2018, PCT LTD (formerly known as Bingham Canyon Corporation) ratified the engagement of Sadler, Gibb & Associates, LLC, Certified Public Accountants, as our independent registered public accounting firm for the audit period ending on December 31, 2017.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our President as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President concluded that as of December 31, 2017, our disclosure controls and procedures were not effective.

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

For the year ended December 31, 2017, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, our President has determined that our internal control over financial reporting for the year ended December 31, 2017, was not effective.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers for Fiscal 2017

During the year ended December 31, 2017, PCT LTD’s (known during 2017 as Bingham Canyon Corporation) structure was different than it currently is as the result of the January 19, 2018 majority consent of stockholders in lieu of an annual meeting, which became effective March 23, 2018. During 2017, Bingham’s directors and executive officers and their respective ages, positions, term of office and biographical information are set forth below. During 2017, the Company’s bylaws required at least two directors to serve for a term of one year or until they were replaced by a qualified director. At the time, the Company’s executive officers were chosen by our board of directors and served at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name	Age	Position Held
Gary J. Grieco	76	Director and President
Gregory W. Albers	68	Director and Secretary/Treasurer

Current Directors and Executive Officers

Pursuant to the January 19, 2018 majority consent of stockholders in lieu of an annual meeting, effective March 23, 2018, Bingham Canyon Corporation changed its name to PCT LTD and appointed three new members to its Board of Directors. In addition, the stockholders consented to designating three classes of directors. The current board of directors and their terms are as follows:

Name	Age	Position(s) Held	Class of Director	Director Term
Gary J. Grieco	76	Existing Director and President	Class I	Three Years
Gregory W. Albers	68	Existing Director and Secretary/Treasurer	Class II	Two Years
Paul Branagan	74	Newly Appointed Director	Class II	Two Years
Francis J. Read	52	Newly Appointed Director	Class III	One Year
William E. Prince	66	Newly Appointed Director	Class III	One Year

CLASS I DIRECTOR (serving three year term expiring at the 2020 annual meeting):

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

CLASS II DIRECTORS (serving two year terms expiring at the 2019 annual meeting):

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

Paul Branagan –is a new director appointee of the Company. From 1993 to the present Mr. Branagan has been the President and Senior Scientist of Branagan & Associates, Inc. Mr. Branagan is a physicist with over 40 years of experience in a variety of technical ventures ranging from nuclear weapons development, improving and monitoring civil structural and construction activities to enhanced energy development for the oil and gas industry. Most of his efforts involved large scale commercialization and Research & Development (R&D) in advanced technical projects. Mr. Branagan has authored and co-authored numerous papers, articles and presentations covering a broad range of technical accomplishments. Many involved topical oil and gas R&D activities and their ultimate commercialization. In addition to being a Distinguished Lecturer he has also served on a numerous symposium committees charged with reviewing, editing and selecting the most advanced and topical technical articles for presentation. Mr. Branagan graduated from the University of Las Vegas Nevada with a B.S. in physics.

CLASS III DIRECTORS (serving one year terms expiring at the 2018 annual meeting):

Francis J. Read – is a new director appointee of the Company. In 2017, Mr. Read became the Chief Operations Officer for Paradigm Convergence Technologies Corp., the Company’s wholly-owned operating subsidiary. In 1998, Mr. Read founded and since 2016 has served as the CEO of CSA Service Solutions, a $44 million field support company specializing in providing support solutions for large equipment manufacturers. CSA has over 350 employees nationwide with over 270 engineers operating in the Healthcare, Clinical Education, Life Sciences, Security, and Power Industries. Mr. Read holds a MBA from Tulane University and a BS, electronic Engineering from DeVry Institute of Technology.

William E. Prince – is a new director appointee of the Company. Since 2014, Mr. Prince has served as Sr. Vice President Sales & Marketing for Paradigm Convergence Technologies Corp., the Company’s wholly-owned operating subsidiary. For two years prior to joining Paradigm, Mr. Prince was an independent consultant in the electro-chemically activated solution industry. From 2003 through 2011, Mr. Prince was the President, CEO and Chairman of Integrated Environmental Technologies, Ltd, a publicly traded company with its common stock registered under the 34 Act.

The Amended Bylaws allow for the appointment of up to seven directors. The Board may appoint up to two additional Class III directors to fill such vacancies at any time prior to the next annual meeting or at any time there is a vacancy on the Board.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this information statement they were not current in their filings.

Code of Ethics

Since we had only two persons serving as executive officers and directors during 2017, we have not adopted a code of ethics for our principal executive and financial officers. Our newly appointed board of directors intends to address this issue in the future and adopt a code of ethics as appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Corporate Governance

We are a smaller reporting company which had only two directors and officers during 2017. As a result, we did not have a standing nominating committee for directors, nor did we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors acted as our nominating and audit committee. Our newly appointed board of directors intends to address these issues in the future and enact committees as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

PCT LTD did not pay any compensation to its officers for the last two fiscal years. As of the date of this report, PCT LTD has not entered into any compensation agreement with Messrs. Grieco or Albers. However, Paradigm has employment agreements with Gary Grieco, Jody Read and Marion E. Paris.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Option Awards ($)	Restricted Stock Awards ($)	All Other Compensation ($)	Total ($)

Gary J. Grieco(1)	2017	$24,000	(2)	$—	$—	$—	$—	$24,000
President, Principal Executive Officer	2016	$24,000	(3)	$—	$—	$—	$—	$24,000
Principal Financial Officer CEO of Paradigm

Gregory Albers	2017	$—		$—	$—	$—	$—	$—
Secretary/Treasurer	2016	$—		$—	$—	$—	$—	$—

(1)   Represents compensation paid by Paradigm for Mr. Grieco’s services.

Grieco Employment Agreement with Paradigm

Mr. Grieco earns a base salary of $2,000 per month to serve on the Paradigm Board and serve as an executive officer. His employment agreement provides for one week’s vacation and indemnification rights. He is subject to a non-compete provision during the term of his employment, plus one year after termination. Per the terms of the employment agreement he is obligated to protect Paradigm’s information and any work product he creates shall belong to Paradigm. His employment may be terminated by him or Paradigm with or without cause. This employment agreement expired on December 31, 2017 and is in process of being extended.

Read Employment Agreement with Paradigm

Mr. Read earns a base salary of $2,000 per month to serve on the Paradigm Board and serve as an executive officer. His employment agreement provides for three weeks’ vacation, medical, dental and vision insurance for himself, and indemnification rights. He is subject to a non-compete provision during the term of his employment, plus one year after termination. Per the terms of the employment agreement he is obligated to protect Paradigm’s information and any work product he creates shall belong to Paradigm. His employment may be terminated by him or Paradigm with or without cause. This employment agreement expires January 25, 2020.

Paris Employment Agreement with Paradigm

On September 1, 2017, the Company entered into a five-year employment agreement with Marion E. Paris, Jr. to be the Vice President for Business Development and Director of Intellectual Properties for Paradigm. Under the terms of the employment agreement, Mr. Paris is to be paid an annual base salary of $90,000 and other benefits, including four weeks paid vacation. In addition, the Company agreed to pay Mr. Paris a signing bonus of $40,000.

PCT LTD does not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company, or a change in the named executive officer’s responsibilities following a change in control.

Securities under Equity Compensation Plans

PCT LTD does not have securities authorized for issuance under any equity compensation plans approved by our shareholders as of December 31, 2017.

Compensation of Directors

PCT LTD does not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 40,379,238 shares of common stock outstanding as of April 11, 2018 exercisable within the next 60 days.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of class
VIP Worldnet, Inc. 800 E. Charleston Blvd Las Vegas, NV 89104	5,009,450 (1)	11.5
Gary J. Grieco 18781 Chillicothe Road Chagrin Falls, OH 44023	4,018,514	9.3
Annihilyzer Inc. 616 Cypress Creek Parkway, Suite 410 Houston, TX 77090	2,250,00	5.2
(1) VIP Worldnet, Inc. holds 5,000,000 shares and its affiliates beneficially own 9,450 shares.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percentage of class
Gary J. Grieco	4,018,514	9.3
Gregory W. Albers	37,500	Less than 1%
Paul Branagan (New Director)	1,500,000	3.5
Francis J. Read (New Director)	1,786,666	4.1
William E. Prince (New Director)	—	Less than 1%
Directors and officers as a group	7,342,680	16.9

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

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2017 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($26,136); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Related Parties

On January 1, 2017, the Company modified and consolidated its outstanding promissory notes with the Company’s CEO into one promissory note totaling $293,302. The note is unsecured and bears an interest rate of 3.5% per annum. On November 15, 2017, the Company modified and consolidated the remaining balance of this outstanding promissory note with the Company’s CEO into a promissory note totaling $250,000. The new note bears an interest rate of 1% per annum and is due on December 15, 2018. As of December 31, 2017, the note had a remaining balance of $250,000.

On January 1, 2017 the Company issued 30,000 stock options to a related party with an exercise price of $2.00 per share. The options vest on January 1, 2018. The Company used the Black-Scholes methodology to value the stock-based compensation expense for options. Compensation expense is recognized on a straight-line basis over the vesting period. As of December 31, 2017, the Company recognized $56,220 in compensation expense, leaving $0 to be recognized in remaining compensation expense.

On January 26, 2017, the Company issued 200,000 stock options to a related party with an exercise price of $2.00 per share. The options vested immediately. The Company used the Black-Scholes methodology to value the stock-based compensation expense for options. As of December 31, 2017, the Company recognized $373,800 in compensation expense, leaving $0 to be recognized in remaining compensation expense.

From April 12, 2017 through October 24, 2017, the Company entered into three promissory notes totaling $70,000 with a related party to be used in operations. The notes are due 6-10 months from the date of issuance, are unsecured and bear an interest rate of 5% per annum. As of December 31, 2017, the notes had a remaining balance totaling $70,000.

From April 27, 2017 through August 14, 2017, the Company entered into ten additional promissory notes totaling $80,612 with the Company’s CEO to be used in operations. The notes are due 10-12 months from the date of issuance, are unsecured and bear an interest rate of 3% per annum. As of December 31, 2017, the notes had a remaining balance totaling $73,000.

On May 15, 2017 the Company entered into a promissory note for $15,000 with a related party to be used in operations. The note is due on May 15, 2018, is unsecured and bears an interest rate of 5% per annum. As of December 31, 2017, the note had a remaining balance of $15,000.

From June 13, 2017 through August 31, 2017, the Company entered into three promissory notes totaling $275,000 with a related party to be used in operations. The notes are due 2-13 months from the date of issuance, are unsecured and bear an interest rate of 3-7.5% per annum. On September 27, 2017, the Company modified and consolidated the remaining balance of these outstanding promissory note and entered into a new promissory note, with the same party, totaling $275,000. The new note bears an interest rate of 7.5% per annum and is due on October 1, 2018. As of December 31, 2017, the note had a remaining balance of $275,000.

On November 15, 2017 the Company entered into a promissory note for $100,000 with a related party to be used in operations. The note is due on October 1, 2018, is unsecured and bears an interest rate of 7.5% per annum. As of December 31, 2017, the note had a remaining balance of $100,000.

During 2017, the Company issued 1,474,000 shares of common stock between $0.50 to $1.25 per share for total cash proceeds of $1,090,000. Of this amount 510,000 shares were issued to related parties cash proceeds of $512,500.

In October 2017, the Company issued 337,666 shares of common stock to revise the share price relating to shares sold from September 1, 2016 through October 30, 2017, down to $0.75 per share, resulting in $371,433 of other expense. Of this amount 191,667 shares were issued to related parties.

 On April 10, 2018 the Company entered into a promissory note with a related party for $30,000. The note is due January 15, 2019, is unsecured and bears an interest rate of 3.0% per annum.

On April 10, 2018 the Company issued 120,000 shares of common stock at $0.50 per share to a related party for cash proceeds of $60,000.

The Company has agreements with related parties for consulting services, notes payable and stock options. See Notes to Financial Statements numbers 6, 7, 8 and 10 for more details.

Director Independence

None of the Company’s directors are independent directors as defined by NASDAQ Stock Market Rule 5605(a)(2). This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees paid in connection with the audit of our financial statements and other professional services for each of the last two fiscal years.

	2017	2016
Audit fees (1)	$31,035	$19,500
Audit-related fees (2)	—	—
Tax fees(3)	—	—
All other fees	—	—
Total fees paid or accrued to our principal accountant	$31,035	$19,500

(1)	Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

(3)	Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibits Index

Exhibit No.	Description

3(i)	Amended and Restated Articles of Incorporation, as currently in effect (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed April 13, 2018)
3(ii)	Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed April 13, 2018)
10.1	Agreement with Annihilyzer, Inc. dated November 29, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed April 20, 2017)
10.2	Amendment to Agreement with Annihilyzer, Inc. dated April 6, 2017 (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed April 20, 2017)
10.3	Read Consolidated Promissory Note dated September 27, 2017 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed October 4, 2017)
10.4†	Paris Employment Agreement (Incorporated by reference to Exhibit 10.5 of Form 10-Q, filed November 14, 2017)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCT LTD

Date: April 17, 2018	By:	/s/ Gary J. Grieco
Gary J. Grieco
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gary J. Grieco
Gary J. Grieco	President (Principal Executive Officer), (Principal Financial Officer), and Class I Director	April 17, 2018

/s/ Gregory W. Albers
Gregory W. Albers	Secretary & Treasurer and Class II Director	April 17, 2018

/s/ Paul Branagan
Paul Branagan	Class II Director	April 17, 2018

/s/ Francis J. Read
Francis J. Read	Class III Director	April 17, 2018

/s/ William E. Prince
William E. Prince	Class III Director	April 17, 2018

