Form 10-Q
period 2018-03-31
PCT LTD
filed 2018-05-21
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31549

PCT LTD

(Exact name of registrant as specified in its charter)

Nevada	90-0578516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Commerce Street Little River, South Carolina 29566	29566
(Address of principal executive offices)	(Zip Code)

(843) 390-7900

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

The number of shares outstanding of the registrant’s common stock as of May 21, 2018 was 41,409,238.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2018 and 2017 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month periods ended March 31, 2018 and 2017 are not necessarily indicative of results to be expected for any subsequent period.

PCT LTD

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$61,438	$7,838
Accounts receivable, net	22,314	12,637
Inventory	8,856	10,526
Prepaid expenses	1,423	7,210
Other assets	2,110	2,110
Total current assets	96,141	40,321

FIXED ASSETS
Property and equipment, net	381,502	383,254

OTHER ASSETS
Intangible assets, net	4,244,063	4,325,107
Deposits	5,499	5,499
Total other assets	4,249,562	4,330,606

TOTAL ASSETS	$4,727,205	$4,754,181

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$107,934	$134,613
Accrued expenses – related party	17,184	8,656
Accrued expenses	261,176	178,712
Notes payable, net	417,235	421,217
Notes payable – related party	708,000	713,000
Total current liabilities	1,511,529	1,456,198

LONG-TERM LIABILITIES
Convertible notes payable, net	291,758	—
TOTAL LIABILITIES	1,803,287	1,456,198

STOCKHOLDER’S EQUITY
Preferred stock, $0.001 par value; 10,000,000 authorized; nil and nil issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value; 300,000,000 authorized; 41,289,238 and 41,179,238 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	41,290	41,180
Additional paid-in-capital	10,158,450	10,001,323
Accumulated deficit	(7,275,822)	(6,744,520)
TOTAL STOCKHOLDERS’ EQUITY	2,923,918	3,297,983

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,727,205	$4,754,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2018	2017
REVENUES
Product	$22,641	$11,357
Licensing	—	—
Equipment leases	19,500	—
Total Revenue	42,141	11,357

OPERATING EXPENSES
General and administrative	445,225	630,065
Research and development	—	13,202
Costs of product, licensing and equipment leases	15,718	11,229
Depreciation and amortization	86,696	26,344
Total operating expenses	547,639	680,840

Loss from operations	(505,498)	(669,483)

OTHER EXPENSES
Interest expense	(25,804)	(11,871)
Total other expenses	(25,804)	(11,871)

Loss from operations before income taxes	(531,302)	(681,354)

Income taxes	—	—

NET LOSS	$(531,302)	$(681,354)

Basic and diluted net loss per share	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding	41,288,016	37,350,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(531,302)	$(681,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,696	29,391
Amortization of debt discount	3,677	3,635
Common stock payable for services	43,836	—
Fair value of options vested	—	387,855
Expenses paid on behalf of Company	—	610
Changes in operating assets and liabilities:
Accounts receivable	(9,677)	4,018
Inventory	1,670	(46,062)
Prepaid expenses	5,787	206
Deposits	—	9,847
Accrued expenses	82,464	16,851
Accrued expenses – related party	8,528	2,771
Accounts payable	(26,679)	(8,494)
Net cash used in operating activities	(335,000)	(280,726)

Cash Flows from Investing Activities
Purchase of fixed assets	(3,900)	(556)
Purchase of intangible assets	—	(75,000)
Net cash used in investing activities	(3,900)	(75,556)

Cash Flows from Financing Activities
Proceeds from notes payable	262,500	—
Proceeds from convertible notes payable	100,000	—
Repayment of notes payable	(20,000)	—
Repayment of notes payable – related parties	(5,000)	(31,110)
Common stock issued for cash	55,000	425,000
Net cash provided by financing activities	392,500	393,890

Net change in cash	53,600	37,608
Cash and cash equivalents at beginning of period	7,838	21,078
Cash and cash equivalents at end of period	$61,438	$58,686

Supplemental Cash Flow Information
Cash paid for interest	$4,875	$5,532
Cash paid for Income taxes	$—	$—

Non-cash investing and financing activities:
Beneficial conversion feature	$58,401	$—
Extinguishment of notes payable	$250,000	$—
Intangibles acquired for accounts payable	$—	$75,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Notes to the Unaudited

Condensed Consolidated Financial Statements

March 31, 2018

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed consolidated financial statements of PCT LTD (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our balance sheet, statements of operations, and cash flows for the periods presented. All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K, filed on April 17, 2018.

Nature of Operations

PCT LTD (formerly Bingham Canyon Corporation, (the “Company,” “PCT Ltd,” or “Bingham”), a Delaware corporation, was formed on August 27, 1986. The Company changed its domicile to Nevada on August 26, 1999.

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

Effective on March 23, 2018 the Company changed its name from Bingham Canyon Corporation to PCT LTD to more accurately identify the Company’s direction and to develop the complimentary relationship and association with its wholly-owned operating company, Paradigm Convergence Technologies Corporation (“Paradigm” or “PCT Corp.”).

Principles of Consolidations

The accompanying consolidated financial statements include the accounts of PCT LTD (“Parent”) and its wholly owned subsidiary, Paradigm Convergence Technologies Corporation (“Paradigm” or “Subsidiary”). All intercompany accounts have been eliminated upon consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash of $61,438 and $7,838 as of March 31, 2018 and December 31, 2017, respectively, represents cash on deposit in various bank accounts. There were no cash equivalents as of March 31, 2018 and December 31, 2017.

Accounts Receivable

Accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. The Company provided allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable is periodically evaluated for collectability bases on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the Company provided an allowance for doubtful accounts of $12,000 at March 31, 2018 and December 31, 2017.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method. We record the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. As of March 31, 2018 and December 31, 2017, the inventory consisted of parts for equipment sold as replacement parts to existing customers or sold to new customers. The Company has recorded a reserve allowance of $0 at March 31, 2018 and December 31, 2017.

Property and Equipment

Property and equipment are stated at purchased cost and depreciated utilizing a straight-line method over estimated useful lives ranging from 3 to 7 years after the asset has been placed in service.  Upon selling equipment that had been under a lease agreement, the company discontinues the depreciation on that piece of equipment, as it transfers ownership to another entity. Additions and major improvements that extend the useful lives of property and equipment are capitalized. Maintenance and repairs are charged to operations as incurred.  Upon trade-in, sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any related gains or losses are recorded in the results of operations. Accumulated depreciation was $52,377 and $46,725 as of March 31, 2018 and December 31, 2017, respectively.

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

The carrying values of our financial instruments, including, cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short maturities of these financial instruments. We do not have other financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

Valuation of Long-lived Assets

The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected undiscounted cash flows. Under similar analysis no impairment was recorded as of March 31, 2018 and December 31, 2017. Impairment tests are conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment changes may be required.

Intangible Assets

Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 1 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The recorded impairment expense was nil for the periods ended March 31, 2018 and December 31, 2017. Accumulated amortization was $461,426 and $380,382 as of March 31, 2018 and December 31, 2017, respectively.

Research and Development

Research and development costs are recognized as an expense during the period incurred, which is until the conceptual formulation, design, and testing of the process is completed, and the process has been determined to be commercially viable.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company has structured its revenues as 1) product (sales of equipment and/or fluid solutions); 2) licensing (contract-based use of the Company’s US EPA Product Registration, returning revenue in licensing fees and/or royalties from minimum fluid sales); and 3) equipment leases (system service agreements, usually 3-year contracts for the provision of the company’s equipment and service, under contract to customers, with renewable terms). Revenue from contracts to license technology to others is immediately recognized since it is a non-refundable deposit.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of March 31, 2018, there were outstanding common share equivalents (options and convertible notes payable) which amounted to 2,245,711 of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

The Company has reviewed the FASB ASU 2014-09 “Topic 606 Revenue Recognition from Contracts with Customers,” originally issued on May 28, 2014, which the FASB has issued a few clarifying ASU’s regarding this update. The standard was effective for public companies with annual periods beginning after December 15, 2017. We have begun evaluating the impact this standard will have on our revenue recognition and we do not believe it will have a material impact on our business. The new standard requires companies to identify contracts with customers, performance obligations within those contracts, and the transaction price. The Company will continue to monitor its placement of equipment at customers’ locations to ensure compliance with the definition of this accounting pronouncement. We adopted this policy as of January 1, 2018.

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

NOTE 2. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception of $7,275,822 and has negative cash flows from operations. As of March 31, 2018, the Company had a working capital deficit of $1,415,388. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from 3 to 7 years once placed into service. Depreciation expense does not begin until documentation of equipment placed in service is provided. Machinery and leased equipment is not intended to be sold to the customer at the end of the lease term. Depreciation expense was $5,652 and $4,050 for the three months ended March 31, 2018 and 2017, respectively. Property and equipment at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Machinery and leased equipment	$129,076	$129,076
Machinery and equipment not yet in services	281,979	278,079
Office equipment and furniture	20,064	20,064
Website	2,760	2,760

Total property and equipment	$433,879	$429,979
Less: Accumulated Depreciation	(52,377)	(46,725)

Property and equipment, net	381,502	383,254

NOTE 4. INTANGIBLE ASSETS

Amortization is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets, which range from 1 to 15 years. Amortization expense was $81,044 and $25,341 for the three months ended March 31, 2018 and 2017 respectively. Intangible assets at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Patents	$4,505,489	$4,505,489
Technology rights	200,000	200,000
Intangible, at cost	4,705,489	4,705,489
Less: Accumulated amortization	(461,426)	(380,382)
Net Carrying Amount	$4,244,063	$4,325,107

NOTE 5. Notes Payable

The following tables summarize notes payable as of March 31, 2018 and December 31, 2017:

Notes Payable

	Original	Issuance	Maturity	Interest	Balance at	Balance at
Type	Amount	Date	Date	Rate	Mar 31, 2018	Dec 31, 2017
Note Payable	$150,000.00	5/18/2016	6/1/2018	13.00%	$150,000.00	$150,000.00
Note Payable*	$50,000.00	10/18/2016	8/18/2017	5.00%	$50,000.00	$50,000.00
Note Payable*	$25,000.00	4/12/2017	10/12/2017	5.00%	$25,000.00	$25,000.00
Note Payable, RP	$25,000.00	4/27/2017	4/27/2018	3.00%	$17,500.00	$12,500.00
Note Payable	$25,000.00	5/8/2017	10/10/2017	0.00%	$25,000.00	$25,000.00
Note Payable, RP	$15,000.00	5/15/2017	5/15/2018	5.00%	$15,000.00	$15,000.00
Note Payable, RP	$10,000.00	6/12/2017	6/12/2018	3.00%	$10,000.00	$10,000.00
Note Payable, RP	$5,500.00	7/3/2017	6/30/2018	3.00%	$5,500.00	$5,500.00
Note Payable, RP	$2,500.00	7/10/2017	6/30/2018	3.00%	$2,500.00	$2,500.00
Note Payable, RP	$2,500.00	7/12/2017	6/30/2018	3.00%	$2,500.00	$2,500.00
Note Payable, RP	$25,000.00	7/13/2017	6/30/2018	3.00%	$25,000.00	$25,000.00
Note Payable*	$25,000.00	7/25/2017	9/25/2017	5.00%	$25,000.00	$25,000.00
Note Payable, RP	$5,000.00	8/14/2017	6/30/2018	3.00%	$5,000.00	$5,000.00
Note Payable	$50,000.00	9/1/2017	12/31/2017	8.00%	$50,000.00	$50,000.00
Note Payable, RP**	$275,000.00	9/27/2017	10/1/2018	7.50%	$275,000.00	$275,000.00
Note Payable	$25,000.00	9/27/2017	12/31/2017	8.00%	$25,000.00	$25,000.00
Note Payable	$37,500.00	10/11/2017	10/11/2018	8.00%	$37,500.00	$37,500.00
Note Payable*	$20,000.00	10/24/2017	4/24/2018	5.00%	$20,000.00	$20,000.00
Note Payable, RP	$250,000.00	11/15/2017	12/15/2018	1.00%	$250,000.00	$250,000.00
Note Payable, RP	$100,000.00	11/15/2017	10/1/2018	7.50%	$100,000.00	$100,000.00
Note Payable	$56,000.00	12/1/2017	1/10/2018	8.00%	$—	$20,000.00
Note Payable	$150,000.00	1/5/2018	4/3/2018	8.00%	$—	$—
Note Payable	$12,500.00	2/16/2018	4/15/2018	8.00%	$12,500.00	$—
Note Payable	$250,000.00	2/27/2018	4/30/2018	8.00%	$—	$—
Note Payable	$450,000.00	3/28/2018	3/31/2021	8.00%	$350,000.00	$—

* Indicates a re-classification from related party to non-related party, as of January 1, 2018.

**This note is collateralized by a patent (Note 4).

Effective on January 5, 2018, the Company entered into a promissory note with an unrelated party for $150,000. The note is due April 3, 2018, is unsecured and bears an interest rate of 8.0% per annum. Effective February 27, 2018 the Company extinguished its January 5, 2018 promissory note with an unrelated party of $150,000 and consolidated this amount into a new promissory note for $250,000 (an additional $100,000 received). The note is due on April 30, 2018, is unsecured and bears an interest rate of 8.0% per annum.

On March 28, 2018 the Company extinguished its February 27, 2018 promissory note with an unrelated party of $250,000 and consolidated this amount into a convertible note for $450,000 (an additional $100,000 received during the period and an additional $100,000 received subsequent to period end). The note is due on March 31, 2021 and is convertible into common stock at a conversion price of $0.4285 and bears interest of 8.0% per annum. This note also contains an anti-dilution clause, which becomes effective in the event the Company exceeds 60,000,000 issued shares of its stock. Due to the fact that the trading price of PCT stock was greater than the stated conversion rate of this note on the date of issuance, a total discount of $58,401 for the beneficial conversion was recorded against the note and will be amortized against interest expense through the life of the note. As of March 31, 2018, interest expense of $159 was recorded as part of the amortization of the beneficial conversion feature of this note. As of March 31, 2018, the note had a principal balance of $350,000.

Effective on February 16, 2018 the Company entered into a promissory note with an unrelated party for $12,500. The note is due April 15, 2018, is unsecured and bears an interest rate of 8% per annum.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has entered into notes payable agreements during prior periods. For a detail of the balance of notes payable related parties, see the table in Note 5 for balances with "RP", indicating Related Party Notes. Of the March 31, 2018 balance of $708,000 in Notes Payable Related Parties, $333,000 are due to the Company President and CEO (or his spouse) and the remaining $375,000 are due to a Company Director.

During the period ending March 31, 2018, the Company reclassified four note payable agreements totaling $120,000 that were previously relatedparty notes as nonrelated party notes during the period, due to the fact that the principal(s) of the lender is no longer part of the management team. These notes were also outstanding as of December 31, 2017 and they have correspondingly been reclassified to match the current period presentation.

Additionally, the Company issued 200,000 options to a Company Director, which remain outstanding at the end of the period (See January 26, 2017 issuance in Note 7).

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock

Effective March 23, 2018, the Company amended the articles of incorporation and authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. During the three-month period ended March 31, 2018 and December 31, 2017 there were nil shares of preferred stock issued.

Common Stock

Effective March 23, 2018, the Company amended the articles of incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 100,000,000 to 300,000,000 shares.

On January 2, 2018, the Company sold 110,000 shares of common stock to an unrelated shareholder for $55,000.

On March 15, 2018 the Company entered into a 12-month service agreement, expiring on March 15, 2019, for strategic planning, financing, capital formation, up listing and expansion of the Company’s shareholder base. Per the terms of the agreement, the consulting company will receive a $5,000 non-refundable initial fee, $2,500 per month, and 2,000,000 fully vested non-forfeitable shares of restricted common stock, valued at $1,000,000 ($0.50 per share). As of March 31, 2018, the Company recorded $43,836 in additional paid-in capital for the consulting expense related to the portion of the 12-month service agreement that has been completed, due to the fact that the 2,000,000 common shares have not yet been issued through the filing of these financial statements.

Stock Options

Below is a table summarizing the options issued and outstanding as of March 31, 2018:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
05/21/2014	1,875,000	1,875,000	0.13	1.14	05/20/2019	$250,000
01/01/2016	90,000	90,000	0.33	1.75	12/31/2019	30,000
01/01/2016	75,000	75,000	0.33	1.75	12/31/2019	25,000
09/15/2016	10,000	10,000	1.00	1.75	12/31/2019	10,000
10/01/2016	7,500	7,500	1.00	1.75	12/31/2019	7,500
01/01/2017	30,000	30,000	2.00	0.76	01/01/2019	60,000
01/26/2017	200,000	200,000	2.00	3.83	01/26/2022	400,000
	2,287,500	2,287,500				$782,500

The weighted average exercise prices are $0.34 and $0.34 for the options outstanding and exercisable, respectively.

NOTE 8. SUBSEQUENT EVENTS

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

In this form 10-Q references to “PCT LTD”, “the Company”, “we,” “us,” “our” and similar terms refer to PCT LTD (formerly Bingham Canyon Corporation) and its wholly owned operating subsidiary, Paradigm Convergence Technologies Corporation.

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

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded a net loss of $531,302 for the three months ended March 31, 2018 and accumulated losses of $7,275,822 from inception through March 31, 2018.

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

SUMMARY OF BALANCE SHEET	March 31, 2018	December 31, 2017
Cash and cash equivalents	$61,438	$7,838
Total current assets	96,141	40,321
Total assets	4,727,205	4,754,181
Total liabilities	1,803,287	1,456,198
Accumulated deficit	(7,275,822)	(6,744,520)
Total stockholders’ equity	$2,923,918	$3,297,983

At March 31, 2018, the Company recorded a net loss of $531,302 and a working capital deficit of $1,415,388. We have recorded a relatively small amount of revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the three months ended 2018 and 2017 we have primarily relied upon advances and loans from stockholders and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $61,438 in cash at March 31, 2018, compared to $ 7,838 in cash at December 31, 2017. We had total liabilities of $1,803,287 at March 31, 2018 compared to $1,456,198 at December 31, 2017.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $210,000 and to fund future research and development. We intend to rely on additional debt financing, loans from existing stockholders and private placements of common stock for additional funding in addition to the increasing our recognized revenue from the leasing and/or sale of products; however, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Commitments and Obligations

At March 31, 2018 the Company recorded notes payable totaling approximately $1,416,993 (net of debt discount) compared to notes payable totaling $1,134,217 (net of debt discount) at December 31, 2017. These notes payable represent cash advances received and expenses paid from third parties and related parties. All of the notes payable carry interest from 0% to 13% and are due ranging from on demand to March 21, 2021.

The Company headquarters and operations is located in Little River, South Carolina. The South Carolina lease amounts to $4,800 per month, expires on November 30, 2019 and includes an option to renew for two additional three-year periods.

Results of Operations

SUMMARY OF OPERATIONS	Three month period ended March 31,
	(Unaudited)
	2018	2017
Revenues	$42,141	$11,357

Total operating expenses	$547,639	680,840
Total other expense	25,804	11,871
Net loss	$531,302	$681,354
Basic and diluted loss per share	$0.01	$0.02

Revenues increased to $42,141 for the three months ended March 31, 2018 (the “2018 first quarter”) compared to $11,357 for the three months ended March 31, 2017 (the “2017 first quarter”). The revenue increase for the period was due to the increased volume of fluids sold and the additional of revenue from recurring leased-equipment income.

Total operating expenses decreased to $547,639 during the 2018 first quarter compared to $680,840 during the 2017 first quarter. The decrease during the first quarter of 2018 was primarily due to a decrease in stock-based compensation expense and research and development expense, as the Company did not grant any stock options and conduct any research and development during the first quarter of 2018 as compared the first quarter of 2017.

General and administrative expenses decreased to $445,225 for the 2018 first quarter compared to $630,065 during the 2017 first quarter. The decrease during the first quarter of 2018 was primarily due to a decrease in stock-based compensation expense, as the Company did not grant any stock options during the first quarter of 2018 as compared the first quarter of 2017.

Research and development expenses decreased to $nil for the 2018 first quarter compared to $13,202 during the 2017 first quarter. The decrease in research and development expense during the first quarter of 2018 was primarily due to the Company developing most of its technologies around the Hydrolyte® technology in the prior period.

Depreciation and amortization expenses increased to $86,696 during the 2018 first quarter compared to $26,344 during the 2017 first quarter. The increase was primarily due to an increase in intangible assets and the amortization associated with the increase.

Total interest expenses increased to $25,804 during the 2018 first quarter compared to $11,871 during the 2017 first quarter. Total interest expense increased during the 2018 first quarter due to a greater number and value of loans in effect during the period.

As a result of the changes described above, net loss from operations after income taxes decreased to $531,302 during the 2018 first quarter compared to $681,354 during the 2017 first quarter.

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

Recent Accounting Developments

The Company has reviewed the FASB ASU 2014-09 “Topic 606 Revenue Recognition from Contracts with Customers,” originally issued on May 28, 2014, which the FASB has issued a few clarifying ASU’s regarding this update. The standard was effective for public companies with annual periods beginning after December 15, 2017 and was implemented on January 1, 2018 by PCT LTD. We continue evaluating the impact this standard may have on our revenue recognition and we do not believe it will have a material impact on our business. The new standard requires companies to identify contracts with customers, performance obligations within those contracts, and the transaction price. The Company will continue to monitor its placement of equipment at customers’ locations to ensure compliance with the definition of this accounting pronouncement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our President as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President concluded that as of March 31, 2018, our disclosure controls and procedures were not effective.

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

For the period ended March 31, 2018, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, our President has determined that our internal control over financial reporting for period ended March 31, 2018, the year ended December 31, 2017, was not effective.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. However, we detailed significant business risks in Item 1A to our Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2018, the Company sold 110,000 shares of common stock at $0.50 per share to an unrelated party for cash proceeds of $55,000.

On March 15, 2018, the Company entered into a 12-month services agreement, expiring on March 15, 2019, for the provision of strategic planning, financing, capital formation, uplisting and expansion of the Company’s shareholder base. The consulting company received a $5,000 non-refundable initial fee and shall receive $2,500 per month for the remaining months of the contract, in addition to 2,000,000 shares of the Company’s restricted common stock, which vested beginning on March 15, 2018. The 2,000,000 shares have not been issued but are authorized and outstanding.

Subsequent Issuances After Quarter-End

On April 10, 2018, the Company sold 120,000 shares of common stock at $0.50 per share to a related party for cash proceeds of $60,000.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have entered into a number of promissory notes, some of which are in default as of March 31, 2018, or went into default before the filing of this Quarterly Report (See Note 6 to the financial statements).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation, as currently in effect (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed April 13, 2018)
3(ii)	Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed April 13, 2018)
10.1	Agreement with Annihilyzer, Inc. dated November 29, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed April 20, 2017)
10.2	Amendment to Agreement with Annihilyzer, Inc. dated April 6, 2017 (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed April 20, 2017)
10.3	Read Consolidated Promissory Note dated September 27, 2017 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed October 4, 2017)
10.4†	Paris Employment Agreement (Incorporated by reference to Exhibit 10.5 of Form 10-Q, filed November 14, 2017)
10.5	Strategic Planning Services Agreement dated March 15, 2018
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BINGHAM CANYON CORPORATION

Date: May 21, 2018	By:	/s/Gary J. Grieco
Gary J. Grieco, Principal Executive Officer
President and Director
Principal Financial Officer

