Form 10-Q
period 2018-06-30
PCT LTD
filed 2018-08-20
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31549

PCT LTD

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	90-0578516 (I.R.S. Employer Identification No.)
4235 Commerce Street, Little River, SC (Address of principal executive offices)	29566 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of August 20, 2018 was 43,459,238.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2018 and 2017 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of results to be expected for any subsequent period.

PCT LTD

Financial Statements

June 30, 2018

(Unaudited)

PCT LTD

Condensed Consolidated Balance Sheets

	JUNE 30, 2018	DECEMBER 31, 2017
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$53	$7,838
Accounts receivable, net	39,911	12,637
Inventory	28,019	10,526
Prepaid expenses	735,934	7,210
Current portion of deposits	46,610	2,110
Total current assets	850,527	40,321

FIXED ASSETS
Property and Equipment, net of depreciation	374,208	383,254

OTHER ASSETS
Intangible assets, net	4,176,195	4,325,107
Deposits, net of current portion	5,499	5,499
Total other assets	4,181,694	4,330,606

TOTAL ASSETS	$5,406,429	$4,754,181

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$138,316	$134,613
Accrued expenses – related party	25,781	8,656
Accrued expenses	274,524	178,712
Current portion of notes payable, net	202,532	421,217
Current portion of notes payable – related party	30,000	713,000
Current portion of convertible notes payable, net	65,202	—
Total current liabilities	736,355	1,456,198

LONG TERM LIABILITIES
Notes payable, net of current portion	245,317	—
Notes payable – related party, net of current portion	727,350	—
Convertibles notes payable, net of current portion	380,698	—
TOTAL LIABILITIES	2,089,720	1,456,198
STOCKHOLDER’S EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized; nil issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 300,000,000 authorized; 43,459,238 and 41,179,238 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	43,460	41,180
Additional paid-in-capital	11,217,130	10,001,323
Accumulated deficit	(7,943,881)	(6,744,520)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,316,709	3,297,983

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,406,429	$4,754,181

The accompanying notes are an integral part of these unaudited condensed financial statements.

PCT LTD

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
REVENUES
Product and Licensing	$50,572	$10,872	$73,213	$22,229
Equipment leases	19,500	—	39,000	—
Total Revenue	70,072	10,872	112,213	22,229

OPERATING EXPENSES
General and administrative	613,569	327,514	1,058,794	957,579
Research and development	—	56,710	—	69,912
Cost of product, licensing and equipment	4,756	8,108	20,474	19,337
Depreciation and amortization	80,162	87,080	166,858	113,424
Loss from operations	698,487	479,412	1,246,126	1,160,252

Net loss before other expenses	(628,415)	(468,540)	(1,133,913)	(1,138,023)

OTHER EXPENSES
Interest expense	(39,644)	(16,575)	(65,448)	(28,446)
Total other expenses	(39,644)	(16,575)	(65,448)	(28,446)

Net loss before income taxes	(668,059)	(485,115)	(1,199,361)	(1,166,469)

Income taxes	—	—	—	—

NET LOSS	$(668,059)	$(485,115)	$(1,199,361)	$(1,166,469)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Basic and diluted weighted average shares outstanding	43,407,809	39,758,385	42,541,614	38,561,158

The accompanying notes are an integral part of these unaudited condensed financial statements.

PCT LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(1,199,361)	$(1,166,469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	166,858	119,519
Amortization of debt discount	15,470	7,270
Common stock issued for services	295,904	—
Stock-based compensation	—	401,910
Expenses paid on behalf of company	—	4,610
Loss on settlement	—	—
Changes in operating assets and liabilities:
Accounts receivable	(27,274)	(1,790)
Inventory	(17,493)	(183,867)
Prepaid expenses	3,371	2,379
Other assets	(44,500)	—
Deposits	—	77,390
Accounts payable and accrued liabilities	99,515	82,265
Accounts payable and accrued liabilities related party	17,125	6,291
Deferred Revenue	—	—
Net cash used in operating activities	(690,385)	(650,492)

Cash Flows from Investing Activities
Purchase of fixed assets	(3,900)	(2,113)
Purchase of intangible assets	(5,000)	(150,000)
Net cash used in investing activities	(8,900)	(152,113)

Cash Flows from Financing Activities
Proceeds from notes payable – related parties	54,000	100,000
Proceeds from notes payable	287,500	150,000
Proceeds from convertible notes payable	265,000	—
Repayment of notes payable	(20,000)	—
Repayment of notes payable – related parties	(10,000)	(35,110)
Common stock issued for cash	115,000	567,500
Net cash provided by financing activities	691,500	782,390

Net decrease in cash	(7,785)	(20,215)
Cash and cash equivalents at beginning of period	7,838	21,078
Cash and cash equivalents at end of period	$53	$863

Supplemental Cash Flow Information
Cash paid for interest	$14,750	$11,280
Cash paid for Income taxes	$—	$—

Non-Cash Investing and Financing Activities
Beneficial conversion feature	$75,087	$—
Extinguishment of notes payable	$250,000	$—
Common stock issued for intellectual property	$—	$4,405,050
Original issuance discount	$36,464	$—
Common stock issued for prepaid expenses	$1,028,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PCT LTD

Notes to the Unaudited

Condensed Consolidated Financial Statements

June 30, 2018

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed consolidated financial statements of PCT LTD (“the Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our balance sheet, statements of operations, and cash flows for the periods presented. All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K, filed April 17, 2018.

Nature of Operations

PCT LTD (formerly Bingham Canyon Corporation), (the “Company,” “PCT Ltd,” or “Bingham”), a Delaware corporation, was formed on August 27, 1986. The Company changed its domicile to Nevada on August 26, 1999.

On August 31, 2016, the Company entered into a Securities Exchange Agreement with Paradigm Convergence Technologies Corporation (“Paradigm,” “PCT Corp,” or PCT Corp., the wholly-owned operating subsidiary”) to affect the acquisition of Paradigm as a wholly-owned subsidiary. Under the terms of the agreement, the Company issued 16,790,625 restricted common shares of Company stock to all of the shareholders of Paradigm in exchange for all 22,387,500 outstanding Paradigm common stock. In addition, the Company issued options exercisable into 2,040,000 shares of the Company’s common stock (with exercise prices ranging between $0.133 and $0.333) in exchange for 2,720,000 outstanding Paradigm stock options (with exercise prices ranging between $0.10 and $0.25). These 2,040,000 options have been adjusted at the same exchange rate of 75% that the outstanding common shares were exchanged. As a result of this reverse recapitalization, PCT Corp, the operating company, is considered the accounting acquirer.

PCT Corp. is located in Little River, SC and was formed June 6, 2012 under the name of EUR-ECA, Ltd. On September 11, 2015, its Board of Directors authorized EUR-ECA Ltd. to file with the Nevada Secretary of State to change its names to Paradigm Convergence Technologies Corp. PCT Corp. is a technology licensing, OEM and sales/leasing company specializing in environmentally-responsible solutions for global sustainability. PCT LTD, the public company and “parent” of PCT Corp. holds a United States Patent No. 9,679,170 B2 with a recently granted Canadian Allowance, as well as owning future and pending international patent(s) (response to examiners comments in process), intellectual property and/or distribution rights to innovative products and technologies. PCT Corp. provides innovative products and technologies for eliminating bacterial contamination in healthcare facilities, the agricultural market and in the oil & gas industry. PCT Corp.’s overall strategy is to design, assemble, market, sell and/or lease equipment, fluids and proprietary “certifications” of its products and technologies. PCT Corp., utilizes equipment leasing program (“System Service Agreements”), joint ventures, licensing, distributor agreements and partnerships.

Effective on March 23, 2018, the Company changed its name from Bingham Canyon Corporation to PCT LTD to more accurately identify the Company’s direction and to develop the complimentary relationship and association with its wholly-owned operating company, PCT Corp.

Principles of Consolidations

The accompanying consolidated financial statements include the accounts of PCT LTD (“Parent”) and PCT Corp. All intercompany accounts have been eliminated upon consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are considered to be cash and a highly liquid security with original maturities of three months or less. There was cash of $53 and $7,838 as of June 30, 2018 and December 31, 2017, respectively. There were no cash equivalents as of June 30, 2018 and December 31, 2017.

Accounts Receivable

Accounts receivable are recorded at the time product is shipped or services are provided, including any shipping and handling fees. The Company provided allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. That Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the allowance for doubtful accounts was $12,000 at June 30, 2018 and December 31, 2017.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method. We record the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. As of June 30, 2018 and December 31, 2017, the inventory consisted of parts for equipment sold as replacement parts to existing customers or sold to new customers. The Company has recorded a reserve allowance of $0 at June 30, 2018 and December 31, 2017.

Property and Equipment

Property and equipment are stated at purchased cost and depreciated utilizing a straight-line method over estimated useful lives ranging from 3 to 7 years after the asset has been placed in service. Upon selling equipment that had been under a lease agreement, the Company discontinues the depreciation on that piece of equipment, as it transfers ownership to another entity. Additions and major improvements that extend the useful lives of property and equipment are capitalized. Maintenance and repairs are charged to operations as incurred. Upon trade-in, sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any related gains or losses are recorded in the results of operations. Accumulated depreciation for period ending June 30, 2018 and December 31, 2017 were $59,671 and $46,725, respectively.

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

The carrying values of our financial instruments, including, cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short maturities of these financial instruments. We do not have other financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

Valuation of Long-lived Assets

The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected undiscounted cash flows. Under similar analysis no impairment was recorded as of June 30, 2018 and December 31, 2017. Impairment tests are conducted on an annual basis and, should they indicate a carrying value in excess of fair value, additional impairment changes may be required.

Intangible Assets

Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over estimated useful lives. The Company currently has the right to a U.S. patent (with international patents in process) and proprietary property technology. Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 1 to 15 years. An impairment charge is recognized if the carrying amount is not recoverable and the carrying These assets are stated at cost, net of accumulated amortization. An impairment charge is recognized and the carrying amount exceeds the fair value of the intangible assets as determined by the projected discounted net future cash flows. The recorded impairment expense of nil for the periods ending June 30, 2018 and December 31, 2017. Accumulated amortization was $534,294 and $380,382 as of June 30, 2018 and December 31, 2017, respectively.

Research and Development

Research and development costs are recognized as an expense during the period incurred, which is until the conceptual formulation, design, and testing of the process is completed and the process has been determined to be commercially viable.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customer (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principal is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company has structured its revenue as: 1) product (sales or equipment and/or fluid solutions); 2) licensing (contract-based use of the Company’s US EPA Product Registration, returning revenue in licensing fees and/or royalties from minimum or actual fluid sales); and 3) equipment leases (under systems service agreements, usually 3-year contract for the provision of the Company’s equipment and service of such, under contract to customers, with renewable terms). Revenue from contracts to license technology to others is immediately recognized since it is a non-refundable deposit.

Reclassifications

Certain prior period amounts have been reclassified to conform to current presentation.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of June 30, 2018 there were outstanding common share equivalents (options and convertible notes payable) which amounted to 1,874,746 shares of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

The Company has reviewed all other FASB and ASU accounting pronouncements and interpretation thereof that have effective dates during the period reported and in future periods. The company has carefully considered the new pronouncement that alter the previous GAAP and do not believe than any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

NOTE 2. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception of $7,943,881 and has negative cash flows from operations. As of June 30, 2018, the Company had working capital of $114,172. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which ranges from 3 to 7 years once placed into service. Depreciation expense does not begin until documentation or equipment placed in service is provided. Machinery and leased equipment is not intended to be sold to the customer at the end of the lease term. Depreciation expense was $12,946 and $8,289 for the six months and $7,294 and $4,239 for the three months ended June 30, 2018 and 2017, respectively.

Property and Equipment consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Machinery and leased equipment	$129,076	$129,076
Machinery and equipment not yet in service	281,979	278,079
Office equipment and furniture	20,064	20,064
Website	2,760	2,760
Total, property and equipment	433,879	429,979
Less: Accumulated Depreciation	(59,671)	(46,725)
Property and Equipment, Net	$374,208	$383,254

NOTE 4. INTANGIBLE ASSETS

Amortization is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets, which ranges from 1 to 15 years. Amortization expense was $153,912 and $111,230 for the six months ended June 30, 2018 and 2017, respectively.

The components of intangible assets at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Patents	$4,510,489	$4,505,489
Technology rights	200,000	200,000
Intangibles, at Cost	4,710,489	4,705,489
Less Accumulated Amortization	(534,294)	(380,382)
Net Carrying Amount	$4,176,195	$4,325,107

NOTE 5. Debt

The following table summarizes notes payable as of June 30, 2018 and December 31, 2017:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at 30-Jun-18	Balance at 31-Dec-17
Note Payable (c)	$150,000	5/18/2016	6/1/2019	13.00%	$150,000	$150,000
Note Payable (f) *	$50,000	10/18/2016	8/18/2017	5.00%	$—	$50,000
Note Payable (f) *	$25,000	4/12/2017	10/12/2017	5.00%	$—	$25,000
Note Payable (b)	$25,000	5/8/2017	6/30/2018	0.00%	$27,500	$25,000
Note Payable (f) *	$25,000	7/25/2017	9/25/2017	5.00%	$—	$25,000
Note Payable (e)	$50,000	9/1/2017	12/31/2017	8.00%	$—	$50,000
Note Payable (e)	$25,000	9/27/2017	12/31/2017	8.00%	$—	$25,000
Note Payable (e)	$37,500	10/11/2017	10/11/2018	8.00%	$—	$37,500
Note Payable (f) *	$20,000	10/24/2017	4/24/2018	5.00%	$—	$20,000
Note Payable **	$56,000	12/1/2017	1/10/2018	8.00%	$—	$20,000
Note Payable (a)	$150,000	1/5/2018	4/3/2018	8.00%	$—	$—
Note Payable (e)	$12,500	2/16/2018	4/15/2018	8.00%	$—	$—
Note Payable (a)	$250,000	2/27/2018	4/30/2018	8.00%	$—	$—
Note Payable (e)	$130,000	6/20/2018	1/2/2020	8.00%	$130,000	$—
Note Payable (f) *	$126,964	6/20/2018	1/2/2020	6.00%	$126,964	$—
Note Payable (d)	$26,500	6/26/2018	7/31/2018	10.00%	$26,500	$—
Subtotal					$460,964
Debt Discount					$(13,115)
Balance, net					$447,849
Less current portion					$(202,532)
Total long-term					$245,317

* Indicates a re-classification from a related party to a non-related party note, as of January 1, 2018
** Paid off during the period

(a)	On January 5, 2018, the Company entered into a promissory note with an unrelated party for $150,000. The note is due April 3, 2018, is unsecured and bears an interest rate of 8.0% per annum. Effective February 27, 2018 the Company extinguished its January 5, 2018 promissory note of $150,000 with an unrelated party and consolidated this amount into a new promissory note for $250,000 (an additional $100,000 received). The note is due on April 30, 2018, is unsecured and bears an interest rate of 8.0% per annum. On March 28, 2018 the Company extinguished its February 27, 2018 promissory note of $250,000 with an unrelated party and consolidated this amount into a convertible note for $450,000 (receiving $100,000 in the first quarter of 2018 and the remaining $100,000 in the second quarter of 2018). See under convertible notes table below for additional details of the convertible note.

(b)	On May 29, 2018, the Company entered into a Guarantee Agreement with a non-related party. The Company owed an unrelated party $27,500 that was due on October 10, 2017. In consideration for increasing the principal amount of the loan to $30,000 and a personal guarantee by the Company’s CEO, the lender agreed to extend the maturity date of the loan to June 30, 2018. The Company evaluated the modification pursuant to ASC 470-60 Troubled Debt Restructuring by Debtors, and ASC 470-50 Modification and Extinguishment. The Company concluded that the Company is experiencing financial difficulty and that a concession was not granted. As the creditors have not granted a concession the guidance contained in ASC 470-60 does not apply. As the original and new debt instruments are not considered substantially different, extinguishment accounting does not apply, and the Company accounted for the revised note as a debt modification. The carrying amount of the payable was not adjusted and the effects of the changes are reflected in future periods by computing the constant effective interest rate and applying it to the carrying amount of the payable each period until maturity.

(c)	On June 1, 2018, the Company signed an agreement to extend its $150,000 note dated May 18, 2016 for one year, for a total extension fee of $7,500 ($6,000 broker fee and $1,500 lender fee). The Company paid one-half of the total fee ($3,750), recorded as interest expense. The remainder of the extension fee, ($3,750), is past due and upon payment to the non-related note-holder, the loan shall be extended through June 1, 2019. The terms of the note remain the same, with interest set at 13.0%.

(d)	On June 26, 2018, the Company entered into a promissory note with an unrelated party for $26,500. The note is due July 31, 2018, is unsecured and bears an interest rate of 10% per annum.

(e)	On June 20, 2018, the Company had the following notes, to a non-related party, outstanding:

•	$50,000 issued September 1, 2017
•	$25,000 issued September 27, 2017
•	$37,500 issued October 11, 2017
•	$12,500 issued February 16, 2018

On June 20, 2018, the Company issued a new note that consolidated into one the notes above as well as any outstanding interest owed. The new note has a principal of $130,000, bears interest at 8% per annum and is due on January 2, 2020. As the debt is being exchanged with the lender, the Company evaluated the modification pursuant to ASC 470-60 Troubled Debt Restructuring by Debtors, and ASC 470-50 Modification and Extinguishment.

The indicators of financial difficulty contained in ASC 470-60 were reviewed and it was concluded that the Company is experiencing financial difficulty. The Company then determined that a concession was granted. As the creditors have granted a concession the troubled debt restructuring model contained in ASC 470-60 was applied. The carrying amount of the payable was not adjusted and the effects of the changes are reflected in future periods by computing the constant effective interest rate and applying it to the carrying amount of the payable each period until maturity.

(f)	On June 20, 2018, the Company had the following notes, to a non-related party, outstanding:

•	$50,000 issued October 18, 2016
•	$25,000 issued April 12, 2017
•	$25,000 Issued July 25, 2017
•	$20,000 issued October 24, 2017

On June 20, 2018, the Company issued a new note that consolidated into one note the notes above as well as any outstanding interest owed. The new note has a principal of $126,964, bears interest at 6% per annum. The Company must repay $66,964 of the note on August 31, 2018, and the remaining $60,000 on January 2, 2020. If the Company fails to make the $66,664 on August 31, 2018 the entire amount owed under the original notes becomes due immediately. As the debt is being exchanged with the lender, the Company evaluated the modification pursuant to ASC 470-60 Troubled Debt Restructuring by Debtors, and ASC 470-50 Modification and Extinguishment.

The indicators of financial difficulty contained in ASC 470-60 were reviewed and it was concluded that the Company is experiencing financial difficulty as there is significant doubt that the Company is a going concern and that there is no assurance that the Company will have sufficient cash flows to service the debt through its maturity. The Company then proceeded to assess whether the creditors granted a concession. The Company determined that a concession was granted as the effective borrowing rate on the restructured debt is lower than the effective borrowing rate of the old debt. As the creditors have granted a concession the troubled debt restructuring model contained in ASC 470-60 was applied. The carrying amount of the payable was not adjusted and the effects of the changes are reflected in future periods by computing the constant effective interest rate and applying it to the carrying amount of the payable each period until maturity.

The following table summarizes notes payable, related parties as of June 30, 2018 and December 31, 2017:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at 30-Jun-18	Balance at 31-Dec-17
Note Payable, RP (j)	$25,000	4/27/2017	4/27/2018	3.00%	$—	$17,500
Note Payable, RP (k)	$15,000	5/15/2017	5/15/2018	5.00%	$—	$15,000
Note Payable, RP (j)	$10,000	6/12/2017	6/12/2018	3.00%	$—	$10,000
Note Payable, RP (j)	$5,500	7/3/2017	6/30/2018	3.00%	$—	$5,500
Note Payable, RP **	$2,000	7/5/2017	6/30/2018	3.00%	$—	$2,000
Note Payable, RP **	$3,000	7/6/2017	6/30/2018	3.00%	$—	$3,000
Note Payable, RP **	$2,500	7/10/2017	6/30/2018	3.00%	$—	$2,500
Note Payable, RP **	$2,500	7/12/2017	6/30/2018	3.00%	$—	$2,500
Note Payable, RP (j)	$25,000	7/13/2017	6/30/2018	3.00%	$—	$25,000
Note Payable, RP (j)	$5,000	8/14/2017	6/30/2018	3.00%	$—	$5,000
Note Payable, RP (i) *	$275,000	9/27/2017	10/1/2018	7.50%	$—	$275,000
Note Payable, RP (j)	$250,000	11/15/2017	12/15/2018	1.00%	$—	$250,000
Note Payable, RP (i)	$100,000	11/15/2017	10/1/2018	7.50%	$—	$100,000
Note Payable, RP (g)	$30,000	4/10/2018	1/15/2019	3.00%	$30,000	$—
Note Payable, RP (h) (j)	$24,000	5/31/2018	6/30/2019	3.00%	$—	$—
Note Payable, RP (i) *	$380,000	6/20/2018	1/2/2020	8.00%	$380,000	$—
Note Payable, RP (j)	$350,000	6/20/2018	1/2/2020	5.00%	$350,000	$—
Note Payable, RP (k)	$17,000	6/20/2018	1/2/2020	5.00%	$17,000	$—
Subtotal					$777,000
Debt Discount					$(19,650)
Balance, net					$757,350
Less current portion					$(30,000)
Total long-term					$727,350

* Indicates a note that is collateralized by a patent (Note 4)
** Paid off during the period

(g)	On April 10, 2018 the Company entered into a promissory note with an entity owned by the CEO of the Company for $30,000. The note is due January 15, 2019, is unsecured and bears an interest rate of 3.0% per annum.

(h)	On May 31, 2018 the Company entered into a promissory note with the Chairman and CEO of the Company for $24,000. The note is due June 30, 2019, is unsecured and bears an interest rate of 3.0% per annum

(i)	On June 20, 2018, the Company had the following notes to an employee and Director of the Company outstanding:
•	$275,000 issued September 27, 2017
•	$100,000 issued November 15, 2017

On June 20, 2018, the Company issued a new note that consolidated into one note the notes above as well as any outstanding interest owed. The new note has a principal of $380,000, bears interest at 8% per annum and is due on January 2, 2020. As the debt is being exchanged with the lender, the Company evaluated the modification pursuant to ASC 470-60 Troubled Debt Restructuring by Debtors, and ASC 470-50 Modification and Extinguishment.

The indicators of financial difficulty contained in ASC 470-60 were reviewed and it was concluded that the Company is experiencing financial difficulty and that a concession was granted. As the creditor granted a concession the troubled debt restructuring model contained in ASC 470-60 was applied. The carrying amount of the payable was not adjusted and the effects of the changes are reflected in future periods by computing the constant effective interest rate and applying it to the carrying amount of the payable each period until maturity.

(j)	On June 20, 2018, the Company had the following notes to the Chairman and CEO of the Company outstanding:
•	$17,500 issued April 27, 2017
•	$10,000 issued June 12, 2017
•	$5,500 Issued July 3, 2017
•	$25,000 issued July 13, 2017
•	$5,000 issued August 14, 2017
•	$250,000 issued November 15, 2017
•	$24,000 issued May 31, 2018

On June 20, 2018, the Company issued a new note that consolidated into one note the notes above as well as any outstanding interest owed. The new note has a principal of $350,000, bears interest at 5% per annum and is due on January 2, 2020. The Company evaluated the transaction under the guidance found in ASC 470-50 Modification and Extinguishment.

The Company concluded that the Company is experiencing financial difficulty and that a concession was not granted. As the creditor has not granted a concession, the guidance contained in ASC 470-60 was applied. The Company accounted for the new note as a debt modification. The carrying amount of the payable was not adjusted and a new effective interest rate was determined on the modification date that equates the revised cash flows to the carrying amount of the original debt.

(k)	On June 20, 2018, the Company had a $15,000 note to the CEO of the Company’s spouse outstanding. On June 20, 2018, the Company issued a new note that consolidated the note above as well as any outstanding interest owed. The new note has a principal of $17,000, bears interest at 5% per annum and is due on January 2, 2020. The Company evaluated the transaction under the guidance found in ASC 470-50 Modification and Extinguishment.

The Company concluded that the Company is experiencing financial difficulty and that a concession was not granted. As the creditor has not granted a concession, the guidance contained in ASC 470-60 was applied. The Company accounted for the new note as a debt modification. The carrying amount of the payable was not adjusted and a new effective interest rate was determined on the modification date that equates the revised cash flows to the carrying amount of the original debt.

The following table summarizes convertible notes payable as of June 30, 2018 and December 31, 2017:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at 30-Jun-18	Balance at 31-Dec-17
Convertible Note Payable (l)	$450,000	3/28/2018	3/31/2021	8.00%	$450,000	$—
Convertible Note Payable (m)	$68,000	6/5/2018	6/5/2019	12.00%	$68,000	$—
Subtotal					$518,000
Debt Discount					$(72,100)
Balance, net					$445,900
Less current portion					$(65,202)
Total long-term					$380,698

(l)	On March 28, 2018 the Company extinguished its February 27, 2018 promissory note of $250,000 with an unrelated party and consolidated this amount into a convertible note for $450,000 (receiving $100,000 in the first quarter of 2018 and the remaining $100,000 in the second quarter of 2018). The note is due on March 31, 2021 and is convertible into common stock at a conversion price of $0.4285 and bears interest of 8.0% per annum. This note also contains an anti-dilution clause, which becomes effective in the event the Company 60,000,000 issued shares of its stock. Due to the fact that the trading price of the Company’s common stock was greater than the stated conversion rate of this note on the date of issuance, a total discount of $78,087 for the beneficial conversion was recorded against the note and will be amortized against interest expense through the life of the note. As of June 30, 2018, interest expense of $5,785 was recorded as part of the amortization of the beneficial conversion feature of this note. As of June 30, 2018, the note had a principal balance of $450,000.

(m)	On June 5, 2018, the Company entered into a convertible promissory with an unrelated party for $68,000. The note is due on June 5, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 17% to 22% to 27% to 32% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the notice which is not paid when due shall bear interest at the rate of 22.0% per annum from the due date until paid. The Company must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the note, with an initial reserved share amount of 1,592,506 shares. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 3 lowest trading prices during the 15 trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of June 30, 2018

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has agreements with related parties for consulting services, notes payable and stock options. See Notes to Financial Statements numbers 5 and 7.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

Effective March 23, 2018, the Company amended the articles of incorporation and authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2018 there were -0- shares of preferred stock issued.

Common Stock

Effective March 23, 2018, the Company amended the articles of incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 100,000,000 to 300,000,000. As of June 30, 2018 and December 31, 2017 there were 43,459,238 and 41,179,238 shares of common stock issued respectively.

On January 2, 2018, the Company sold 110,000 shares of common stock for $55,000.

On March 15, 2018, the Company entered into a 12-month service agreement, expiring on March 15, 2019, for strategic planning, financing, capital formation, up-listing and expansion of the Company’s shareholder base. Per the terms of the agreement, the consulting company received a non-refundable $5,000 initial fee, will receive $2,500 per month beginning in April 2018, and was issued 2,000,000 fully vested non-forfeitable shares of restricted common stock, valued at $1,000,000 ($0.50 per shares). The 2,000,000 common shares of the Company’s stock were issued on June 12, 2018. As of June 30, 2018 the Company recorded the fair value of the common shares of $1,000,000 in common stock and additional paid in capital and has recorded $293,151 for the consulting expense related to the portion of the 12-month service agreement that has been completed.

On April 10, 2018 the Company issued 120,000 shares of common stock at $0.50 per share to an employee and Director of the Company for cash proceeds of $60,000.

On June 12, 2018, the Company entered into a 6-month service agreement, expiring on December 12, 2018, for business development and the development of financial reports. Per the terms of the agreement, the consulting company was issued 50,000 shares of restricted stock on June 29, 2018. As of June 30, 2018 the Company recorded the fair value of the common shares of $28,000 in common stock and additional paid in capital and has recorded $2,754 for the consulting expense related to the portion of the 12-month service agreement that has been completed.

Stock Options

Below is a table summarizing the options issued and outstanding as of June 30, 2018:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
05/21/2014	1,875,000	1,875,000	0.13	0.89	05/20/2019	$250,000
01/01/2016	90,000	90,000	0.33	1.50	12/31/2019	30,000
01/01/2016	75,000	75,000	0.33	1.50	12/31/2019	25,000
09/15/2016	10,000	10,000	1.00	1.50	12/31/2019	10,000
10/01/2016	7,500	7,500	1.00	1.50	12/31/2019	7,500
01/01/2017	30,000	30,000	2.00	0.51	01/01/2019	60,000
01/26/2017	200,000	200,000	2.00	3.58	01/26/2022	400,000
	2,287,500	2,287,500				$782,500

The weighted average exercise prices is $0.34 for the options outstanding and exercisable.

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

NOTE 9. SUBSEQUENT EVENTS

On July 13, 2018, the Company entered into a short-term promissory note with the Chairman and CEO of the Company, for $5,000 to be used in operations. The note is unsecured, is due on June 30, 2019, and bears an interest rate of 3% per annum.

On July 25, 2018, the Company entered into a convertible promissory with an unrelated party for $38,000. The note is due on July 25, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 17% to 22% to 27% to 32% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the notice which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The conversion rights of the note do not apply until 180 days for the note’s inception and a notice of conversion must occur. The Company must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the note, with an initial reserved share amount of 1,038,251 shares.

On July 27, 2018, the Company entered into a short-term promissory note with an employee and Director of the Company, for $50,000 to be used in operations. The note is unsecured, incorporates the purchase of a piece of SurvivaLyte® equipment at cost and grants a three-year (from installation of equipment), non-exclusive US EPA sub-registration for markets (with specific exceptions) in a specific geographical location with a per gallon royalty feature as added benefits, is due on November 15, 2018, and bears an interest rate of 8% per annum.

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

In this Form 10-Q references to “PCT LTD, “Bingham Canyon,” “Bingham,” “the Company,” “we,” “us,” “our” and similar terms refer to PCT LTD (formerly Bingham Canyon Corporation) and its wholly owned operating subsidiary, Paradigm Convergence Technologies Corporation (“Paradigm,” “PCT Corp.”).

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

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded a net loss of $668,059 for the three months ended June 30, 2018 and $1,199,361 for the six months ended June 30, 2018 and accumulated losses of $7,943,881 from inception through June 30, 2018.

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

The expected costs for the next twelve months include:

•	continuation of commercial launch of non-toxic sanitizing, disinfecting and sterilizing products and technologies with a strong emphasis on health care facilities, including hospitals, nursing homes, assisted living facilities, clinics and medical, dental and veterinarian offices;

•	continued research and development on product generation units including those designed for on-site deployment at customers’ facilities;

•	accelerated research and development and initial commercialization on applications of the products in the agricultural sector, most specifically with respect to abatement of a specific crop disease crisis caused by a bacterium in the U.S. and elsewhere;

•	acquiring available complementary and continuations of technology rights (patents);

•	payment of short-term debt;

•	hiring of additional personnel in 2018; and

•	general and administrative operating costs.

Management projects these costs to total approximately $2,500,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements. Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions, management believes that the Company expects to be at or close to profitability by the end of the fourth quarter of 2018.

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

SUMMARY OF BALANCE SHEET	June 30, 2018	December 31, 2017
Cash and cash equivalents	$53	$7,838
Total current assets	850,527	40,321
Total assets	5,406,429	4,754,181
Total liabilities	2,089,720	1,456,198
Accumulated deficit	(7,943,881)	(6,744,520)
Total stockholders’ equity	$3,316,709	$3,297,983

At June 30, 2018, the Company recorded a net loss of $1,199,361 and working capital of $114,172. We have recorded a relatively small amount of revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the years ended 2018 and 2017 we have primarily relied upon advances and loans from stockholders and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $53 in cash at June 30, 2018, compared to $ 7,838 in cash at December 31, 2017. We had total liabilities of $2,089,720 at June 30, 2018 compared to $1,456,198 at December 31, 2017.

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

Commitments and Obligations

At June 30, 2018 the Company recorded notes payable and convertible notes payable totaling approximately $1,651,099 (net of debt discount) compared to notes payable totaling $1,134,217 (net of debt discount) at December 31, 2017. These notes payable represent cash advances received and expenses paid from third parties and related parties. All of the notes payable carry interest from 0% to 13% and are due ranging from on demand to March 21, 2021.

The Company headquarters and operations is located in Little River, South Carolina. The South Carolina lease amounts to $4,800 per month, expires on November 30, 2019 and includes an option to renew for two additional three-year periods.

Results of Operations for the Three Month Periods Ended June 30, 2018 and 2017

SUMMARY OF OPERATIONS	Three-month period ended June 30,
	(Unaudited)
	2018	2017
Revenues	$70,072	$10,872

Total operating expenses	$698,487	471,304
Total other expense	(39,644)	(16,575)
Net loss	$(668,059)	$(485,115)
Basic and diluted loss per share	$0.02	$0.01

Revenues increased to $70,072 for the three months ended June 30, 2018 (the “2018 second quarter”) compared to $10,872 for the three months ended June 30, 2017 (the “2017 second quarter”). The revenue increase for the period was due to the increase in steady revenue from fluid sales (including monthly minimum royalties), parts sales, license fees and the additional revenue from recurring leased-equipment income.

Total operating expenses increased to $698,487 during the 2018 second quarter compared to $479,412 during the 2017 second quarter. The increase during the second quarter of 2018 was primarily due to an increase in personnel, salaries, an increase in audit fees, accounting and commercial market development as well as purchases of components and other increased operating necessities. The cost of product during this period decreased due to the significantly less expense associated with producing fluids for sale and/or royalties from the sale of fluids in comparison to the production of equipment. A large portion of this period’s revenue was realized from the sale of fluids and from recurring revenue from equipment placed into service in 2017.

General and administrative expenses increased to $613,569 for the 2018 second quarter compared to $327,514 during the 2017 second quarter. The increase during the second quarter of 2018 was primarily due to an increase in personnel, salaries, insurance, and other overhead expense.

Research and development expenses decreased to $nil for the 2018 second quarter compared to $56,710 during the 2017 second quarter. The decrease in research and development expense during the second quarter of 2018 was primarily due to the Company developing most of its technologies around the Hydrolyte® technology in the prior periods.

Depreciation and amortization expenses decreased to $80,162 during the 2018 second quarter compared to $87,080 during the 2017 second quarter. The decrease was primarily due to a slight decrease in the value of certain intangible assets and the amortization associated with the decrease.

Total interest expenses increased to $39,644 during the 2018 second quarter compared to $16,575 during the 2017 second quarter. Total interest expense increased during the 2018 second quarter due to a greater number and value of loans in effect during the period.

As a result of the changes described above, net loss increased to $668,059 during the 2018 second quarter compared to $485,115 during the 2017 second quarter.

Results of Operations for the Six Month Periods Ended June 30, 2018 and 2017

SUMMARY OF OPERATIONS	Six-month period ended June 30,
	(Unaudited)
	2018	2017
Revenues	$112,213	$22,229

Total operating expenses	$1,246,126	(1,160,252)
Total other expense	(65,448)	(28,446)
Net loss	$(1,199,361)	$(1,166,469)
Basic and diluted loss per share	$0.03	$0.03

Revenues increased to $112,231 for the six months ended June 30, 2018 compared to $22,229 for the six months ended June 30, 2017. The revenue increase for the period was due to the increase in steady revenue from fluid sales (including monthly minimum royalties), parts sales, license fees and the additional revenue from leasing equipment under contract and the recurring leased-equipment income.

Total operating expenses increased to $1,246,126 during the six months ended June 30, 2018 compared to $1,160,252 during the six month period ended June 30, 2017. The increase for the period was primarily due to an increase in personnel, salaries, an increase in audit fees, accounting and commercial market development as well as purchases of components and other increased operating necessities. The cost of product during this period decreased due to the significantly less expense associated with producing fluids for sale and/or royalties from the sale of fluids in comparison to the production of equipment. A large portion of the period’s revenues during this period were from the sale of fluids and from recurring revenue from equipment placed into service in 2017.

General and administrative expenses increased to $1,058,794 during the six months ended June 30, 2018 compared to $957,579 during the six month period ended June 30, 2017. The increase during the period was primarily due to an increase in personnel, salaries, insurance, and other overhead expense.

Research and development expenses decreased to $nil for the six months ended June 30, 2018 compared to $69,912 during the six month period ended June 30, 2017. The decrease in research and development expense during the period was primarily due to the Company developing most of its technologies around the Annihilyzer® and Hydrolyte® systems in the prior periods.

Depreciation and amortization expenses increased to $166,858 during the six month period ended June 30, 2018 compared to $113,424 during the six month period ended June 30, 2017, The decrease was primarily due to depreciation as a result of placing equipment into service.

Total interest expenses increased to $65,448 during the six month period ended June 30, 2018 compared to $28,446 during the six month period ended June 30, 2017. Total interest expense increased during the 2018 second quarter due to a greater number and value of loans in effect during the period.

As a result of the changes described above, net loss from operations after income taxes increased to $1,199,361 during the six month period ended June 30, 2018 compared to $1,166,469 during the six month period ended June 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our President as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President concluded that as of June 30, 2018, our disclosure controls and procedures were not effective.

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

For the period ended June 30, 2018, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, our President has determined that our internal control over financial reporting for period ended June 30, 2018, the year ended December 31, 2017, was not effective.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 10, 2018, the Company sold 120,000 shares of common stock at $0.50 per share to an employee and Director of the Company, for cash proceeds of $60,000.

On June 12, 2018, the Company issued 2,000,000 shares of restricted common stock to a consultant pursuant to a 12-month services agreement dated March 15, 2018.

On June 12, 2018, the Company entered into a 6-month service agreement, expiring on December 12, 2018, for business development and the development of financial reports. Per the terms of the agreement, the consulting company was issued 50,000 shares of restricted stock on June 29, 2018.

The disclosure set forth below under Item 5 (Other Information) pertaining to the Power Up Notes and Power Up Agreements is incorporated by reference into this Item 2. The Power Up Notes described in Item 5 below were issued in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Power UP Agreements executed in connection therewith contains representations to support our reasonable belief that Power Up had access to information concerning our operations and financial condition, is acquiring the securities for its own account and not with a view to the distribution thereof, and is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. At the time of their issuance, the Power Up Notes and any shares of common stock issued upon conversion thereof will be deemed to be restricted securities for purposes of the Securities Act and the certificates representing the securities shall bear legends to that effect. We have initially reserved 2,630,757 shares of common stock for issuance under the terms of the Power Up Notes.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have entered into a number of promissory notes, one of which is in default as of June 30, 2018, or went into default before the filing of this Quarterly Report (See Note 6 to the financial statements).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Power Up Notes

On June 5, 2018 and July 25, 2018 (each a “Closing Date”), we completed the sale of two Convertible Promissory Notes (the “Power Up Notes”) in the principal amounts of $68,000 and $38,000, respectively, with interest rates of 12% per annum pursuant to the terms of two Securities Purchase Agreements between Power Up Lending Group Ltd. (“Power Up”), a Virginia corporation, and us (the “Power Up Agreements”).  The Power Up Notes mature on June 5, 2019 and July 25, 2019, respectively (the “Maturity Dates”). We reimbursed Power Up $5,000 for its legal fees and paid Power Up a $1,000 due diligence fee, resulting in net proceeds to us from the Power Up Notes of $65,000 and $35,000, respectively.

The Power Up Notes may be prepaid in whole or in part, at any time during the period beginning on each Closing Date and ending on the date which is 180 days following the issue date, beginning at 112% of the outstanding principal and accrued interest increasing by 5% for every 30 day period thereafter until the 180th day following the Closing Date. After the expiration of the 180 days following the Closing Date, we may not prepay the Note for any reason.

At any time after 180 days after the date the Power Up Notes are issued, the Power Up Notes are convertible into our common stock, at Power Up’s option, at a 39% discount to the market price, which is defined as 61% of the average of the lowest three (3) closing bid prices for the our common stock during the fifteen (15) trading days prior to the conversion date.  The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends, and similar corporate events. Further, if we fail to deliver shares to Power Up upon conversion through willful or deliberate hindrance on our part we shall pay to Power Up $2,000 in cash per day as liquidated damages or, at Power Up’s option, such amount being added to the principal amount of the Power Up Notes.

Power Up has agreed to restrict its ability to convert the Power Up Notes and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The Power Up Notes are a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of us.  The Power Up Notes also provide for penalties and rescission rights if we do not deliver shares of common stock upon conversion within the required timeframes set forth in the Power Up Agreements. We must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the Power Up Notes, with an initial reserved share amount of 1,592,506 and 1,038,251 shares, respectively.

The Power Up Notes contain default events which, if triggered and not timely cured (if curable), will result in a default payment equal to 150% the amount owed to Power Up and a default interest at the rate of 22% per annum.

The above description of certain material terms of the Power Up Notes and Power Up Agreements are not a complete description of all terms of the financing transaction and is qualified in its entirety by reference to the Power Up Notes and Power Up Agreements, which are attached hereto as Exhibits 4.1, 4.2, 10.6 and 10.7, respectively.

ITEM 6. EXHIBITS

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation, as currently in effect (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed April 13, 2018)
3(ii)	Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed April 13, 2018)
4.1	Power Up Note dated June 5, 2018
4.2	Second Power Up Note dated July 25, 2018
10.1	Agreement with Annihilyzer, Inc. dated November 29, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed April 20, 2017)
10.2	Amendment to Agreement with Annihilyzer, Inc. dated April 6, 2017 (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed April 20, 2017)
10.3	Read Consolidated Promissory Note dated September 27, 2017 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed October 4, 2017)
10.4†	Paris Employment Agreement (Incorporated by reference to Exhibit 10.5 of Form 10-Q, filed November 14, 2017)
10.5	Strategic Planning Services Agreement dated March 15, 2018 (Incorporated by reference to Exhibit 10.5 of Form 10-Q, filed May 21, 2018)
10.6	Power Up Agreement dated June 5, 2018
10.7	Second Power Up Agreement dated July 25, 2018
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BINGHAM CANYON CORPORATION

Date: August 20, 2018	By:	/s/Gary J. Grieco
Gary J. Grieco, Principal Executive Officer
President and Director
Principal Financial Officer

