Form 10-Q
period 2018-09-30
PCT LTD
filed 2018-11-21
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of November 19, 2018 was 44,459,238, which does not include 4,039,707 shares of common stock reserved against default on convertible debt.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2018 and 2017 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of results to be expected for any subsequent period.

PCT LTD

Financial Statements

September 30, 2018

(Unaudited)

PCT LTD

Condensed Consolidated Balance Sheets

	SEPTEMBER 30, 2018	DECEMBER 31, 2017
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$8,062	$7,838
Accounts receivable, net	27,385	12,637
Inventory	34,535	10,526
Prepaid expenses	487,751	7,210
Current portion of deposits	57,110	2,110
Total current assets	614,843	40,321

FIXED ASSETS
Property and Equipment, net	362,195	383,254

OTHER ASSETS
Intangible assets, net	4,102,323	4,325,107
Deposits, net of current portion	5,499	5,499
Total other assets	4,107,822	4,330,606

TOTAL ASSETS	$5,084,860	$4,754,181

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$181,751	$134,613
Accrued expenses – related party	34,958	8,656
Accrued expenses	310,389	178,712
Deferred revenue	25,000	—
Current portion of notes payable	204,000	421,217
Current portion of notes payable – related party	80,000	713,000
Current portion of convertible notes payable, net	151,754	—
Total current liabilities	987,852	1,456,198

LONG TERM LIABILITIES
Notes payable, net of current portion	248,247	—
Notes payable – related party, net of current portion	730,577	—
Convertibles notes payable, net of current portion	386,570	—
TOTAL LIABILITIES	2,353,246	1,456,198
STOCKHOLDER’S EQUITY
Preferred stock, $0.001 par value; 10,000,000 authorized; nil issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 300,000,000 authorized; 44,459,238 and 41,179,238 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	44,460	41,180
Additional paid-in-capital	11,571,130	10,001,323
Accumulated deficit	(8,883,976)	(6,744,520)
TOTAL STOCKHOLDERS’ EQUITY	2,731,614	3,297,983

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,084,860	$4,754,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
REVENUES
Product	$13,624	$58,123	$86,837	$80,352
Licensing	8,000	—	8,000	—
Equipment leases	19,500	—	58,500	—
Total Revenue	41,124	58,123	153,337	80,352

OPERATING EXPENSES
General and administrative	827,168	389,376	1,885,962	1,346,955
Research and development	—	32,490	—	102,402
Cost of product, licensing and equipment	39,216	22,682	59,690	42,019
Depreciation and amortization	84,070	92,457	250,928	205,881
Total operating expenses	950,454	537,005	2,196,580	1,697,257

Net loss before other expenses	(909,330)	(478,882)	(2,043,243)	(1,616,905)

OTHER INCOME (EXPENSES)
Gain on sale of equipment	16,185	—	16,185	—
Interest expense	(46,950)	(21,654)	(112,398)	(50,100)
Total other expenses	(30,765)	(21,654)	(96,213)	(50,100)

Loss from operations before Income taxes	(940,095)	(500,536)	(2,139,456)	(1,667,005)

Income taxes	—	—	—	—

NET LOSS	$(940,095)	$(500,536)	$(2,139,456)	$(1,667,005)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.04)

Basic and diluted weighted average shares outstanding	44,448,368	39,981,485	43,184,183	39,041,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(2,139,456)	$(1,667,005)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	250,928	214,006
Amortization of debt discount	30,518	10,906
Common stock issued for services	903,946	—
Stock-based compensation	—	415,964
Gain on sale of equipment	(16,185)	—
Expenses paid on behalf of company	—	14,722
Changes in operating assets and liabilities:
Accounts receivable	(14,748)	1,018
Inventory	(24,009)	(270,138)
Prepaid expenses	(1,487)	448
Deposits	(55,000)	28,570
Accrued expenses related party	26,302	9,975
Accounts payable and accrued liabilities	178,815	196,966
Deferred revenue	25,000	—
Net cash provided by (used in) operating activities	(835,376)	(1,044,568)

Cash Flows from Investing Activities
Proceeds from sale of equipment	22,500	—
Purchase of fixed assets (equipment)	(3,900)	(2,709)
Purchase of intangible assets	(9,500)	(158,424)
Net cash provided by (used in) investing activities	9,100	(161,133)

Cash Flows from Financing Activities
Proceeds from notes payable – related parties	109,000	410,500
Proceeds from notes payable	287,500	225,000
Proceeds from convertible notes payable	350,000	—
Repayment of notes payable	(20,000)	(23,535)
Repayment of notes payable – related parties	(15,000)	(63,610)
Proceeds from issuance of common stock	115,000	660,000
Net cash provided by financing activities	826,500	1,208,355

Net change in cash	224	2,654
Cash and cash equivalents at beginning of period	7,838	21,078
Cash and cash equivalents at end of period	$8,062	$23,732

Supplemental Cash Flow Information
Cash paid for interest	$20,060	$20,028
Cash paid for Income taxes	$—	$—

Non-Cash Investing and Financing Activities
Beneficial conversion feature	$75,087	$—
Extinguishment of notes payable	$250,000	$—
Common stock issued for intellectual property	$—	$4,405,050
Debt discount from issuance costs (original issuance discount)	$42,464	$—
Common stock issued for prepaid expenses	$1,383,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Notes to the Unaudited

Condensed Consolidated Financial Statements

SEPTEMBER 30, 2018

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

Cash and Cash Equivalents

Cash and cash equivalents are considered to be cash and a highly liquid security with original maturities of three months or less. There was cash of $8,062 and $7,838 as of September 30, 2018 and December 31, 2017, respectively. There were no cash equivalents as of September 30, 2018 and December 31, 2017.

Accounts Receivable

Accounts receivable are recorded at the time product is shipped or services are provided, including any shipping and handling fees. The Company provided allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. That Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the allowance for doubtful accounts was $12,000 at September 30, 2018 and December 31, 2017.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method. We record the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. As of September 30, 2018 and December 31, 2017, the inventory consisted of parts for equipment sold as replacement parts to existing customers or sold to new customers. The Company has recorded a reserve allowance of $0 at September 30, 2018 and December 31, 2017.

Property and Equipment

Property and equipment are stated at purchased cost and depreciated utilizing a straight-line method over estimated useful lives ranging from 3 to 7 years after the asset has been placed in service. Upon selling equipment that had been under a lease agreement, the Company discontinues the depreciation on that piece of equipment, as it transfers ownership to another entity. Additions and major improvements that extend the useful lives of property and equipment are capitalized. Maintenance and repairs are charged to operations as incurred. Upon trade-in, sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any related gains or losses are recorded in the results of operations. Accumulated depreciation for period ending September 30, 2018 and December 31, 2017 were $65,369 and $46,725, respectively.

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

The carrying values of our financial instruments, including, cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short maturities of these financial instruments. We do not have other financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

Valuation of Long-lived Assets

The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the projected undiscounted cash flows. Under similar analysis no impairment was recorded as of September 30, 2018 and December 31, 2017. Impairment tests are conducted on an annual basis or when facts or circumstances indicate a carrying value in excess of fair value, additional impairment changes may be required.

Intangible Assets

Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over estimated useful lives. The Company currently has the right to a U.S. patent (with international patents in process) and proprietary property technology. Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 1 to 15 years. An impairment charge is recognized if the carrying amount is not recoverable and the carrying These assets are stated at cost, net of accumulated amortization. An impairment charge is recognized and the carrying amount exceeds the fair value of the intangible assets as determined by the projected discounted net future cash flows. The recorded impairment expense of nil for the periods ending September 30, 2018 and December 31, 2017. Accumulated amortization was $612,666 and $380,382 as of September 30, 2018 and December 31, 2017, respectively.

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

The Company has the following three revenue streams:

1)	product sales (equipment and/or fluid solutions);
2)	licensing (contract-based use of the Company’s US EPA Product Registration, returning revenue in licensing fees and/or royalties from minimum or actual fluid sales); and
3)	equipment leases (under systems service agreements, usually 3-year contracts for the provision of the Company’s equipment and service of such, under contract to customers, with renewable terms).

The Company recognizes revenue from the sale of products when the performance obligation is satisfied by transferring control of the product to a customer.

The Company recognizes revenue from the leasing of equipment as the entity provides the equipment and the customer simultaneously receives and consumes the benefits through the use of the equipment. This revenue generating activity would meet the criteria for a performance obligation satisfied over time. As a result, the Company recognizes revenue over time by using the output method, as the Company can measure progress of the performance obligation using the time elapsed under each obligation.

The Company’s licenses provide a right to use and create performance obligations satisfied at a point in time. The Company recognizes revenue from licenses when the performance obligation is satisfied through the transfer of the license. For licenses that include royalties the Company will recognize royalty revenue as the underlying sales or usages occur, as long as this approach does not result in the acceleration of revenue ahead of the entity’s performance.

Reclassifications

Certain prior period amounts have been reclassified to disaggregate revenue into multiple categories to provide additional information regarding revenue to users.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of September 30, 2018 there were outstanding common share equivalents (options and convertible notes payable) which amounted to 3,388,261 shares of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

The Company has reviewed all other FASB and ASU accounting pronouncements and interpretation thereof that have effective dates during the period reported and in future periods. The company has carefully considered the new pronouncement that alter the previous GAAP and does not believe than any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

NOTE 2. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception of $8,883,976, and has negative cash flows from operations. As of September 30, 2018, the Company had working capital deficit of $373,009. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which ranges from 3 to 7 years once placed into service. Depreciation expense does not begin until documentation or equipment placed in service is provided. Machinery and leased equipment is not intended to be sold to the customer at the end of the lease term. Depreciation expense was $18,644 and $12,390 for the nine months ended September 30, 2018 and 2017, respectively.

Property and Equipment consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Machinery and leased equipment	$129,076	$129,076
Machinery and equipment not yet in service	275,664	278,079
Office equipment and furniture	20,064	20,064
Website	2,760	2,760
Total, property and equipment	427,564	429,979
Less: Accumulated Depreciation	(65,369)	(46,725)
Property and Equipment, Net	$362,195	$383,254

NOTE 4. INTANGIBLE ASSETS

Amortization is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets, which ranges from 1 to 15 years. Amortization expense was $232,284 and $201,616 for the nine months ended September 30, 2018 and 2017, respectively.

The components of intangible assets at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Patents	$4,514,989	$4,505,489
Technology rights	200,000	200,000
Intangibles, at Cost	4,714,989	4,705,489
Less Accumulated Amortization	(612,666)	(380,382)
Net Carrying Amount	$4,102,323	$4,325,107

NOTE 5. Debt

The following table summarizes notes payable as of September 30, 2018 and December 31, 2017:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at 30-Sep-18	Balance at 31-Dec-17
Note Payable (c)	$150,000	5/18/2016	6/1/2019	13.00%	$150,000	$150,000
Note Payable (f) *	$50,000	10/18/2016	8/18/2017	5.00%	$—	$50,000
Note Payable (f) *	$25,000	4/12/2017	10/12/2017	5.00%	$—	$25,000
Note Payable (b)	$25,000	5/8/2017	6/30/2018	0.00%	$27,500	$25,000
Note Payable (f) *	$25,000	7/25/2017	9/25/2017	5.00%	$—	$25,000
Note Payable (e)	$50,000	9/1/2017	12/31/2017	8.00%	$—	$50,000
Note Payable (e)	$25,000	9/27/2017	12/31/2017	8.00%	$—	$25,000
Note Payable (e)	$37,500	10/11/2017	10/11/2018	8.00%	$—	$37,500
Note Payable (f) *	$20,000	10/24/2017	4/24/2018	5.00%	$—	$20,000
Note Payable **	$56,000	12/1/2017	1/10/2018	8.00%	$—	$20,000
Note Payable (a)	$150,000	1/5/2018	4/3/2018	8.00%	$—	$—
Note Payable (e)	$12,500	2/16/2018	4/15/2018	8.00%	$—	$—
Note Payable (a)	$250,000	2/27/2018	4/30/2018	8.00%	$—	$—
Note Payable (e)	$130,000	6/20/2018	1/2/2020	8.00%	$130,000	$—
Note Payable (f) *	$126,964	6/20/2018	1/2/2020	6.00%	$126,964	$—
Note Payable (d)	$26,500	6/26/2018	7/31/2018	10.00%	$26,500	$—
Subtotal					$460,964	$427,500
Debt Discount					$(8,717)	$(6,283)
Balance, net					$452,247	$421,217
Less current portion					$(204,000)	$(421,217)
Total long-term					$248,247	$—

* Indicates a re-classification from a related party to a non-related party note, as of January 1, 2018
** Paid off during the period

(a)	On January 5, 2018, the Company entered into a promissory note with an unrelated party for $150,000. The note is due April 3, 2018, is unsecured and bears an interest rate of 8.0% per annum. Effective February 27, 2018 the Company extinguished its January 5, 2018 promissory note of $150,000 with an unrelated party and consolidated this amount into a new promissory note for $250,000 (an additional $100,000 received). The note is due on April 30, 2018, is unsecured and bears an interest rate of 8.0% per annum. On March 28, 2018 the Company extinguished its February 27, 2018 promissory note of $250,000 with an unrelated party and consolidated this amount into a convertible note for $450,000 (receiving $100,000 in the first quarter of 2018 and the remaining $100,000 in the second quarter of 2018). See under convertible notes table below for additional details of the convertible note.

(b)	On May 29, 2018, the Company entered into a Guarantee Agreement with a non-related party. The Company owed an unrelated party $27,500 that was due on October 10, 2017. In consideration for increasing the principal amount of the loan to $30,000 and a personal guarantee by the Company’s CEO, the lender agreed to extend the maturity date of the loan to June 30, 2018. The Company evaluated the modification pursuant to ASC 470-60 Troubled Debt Restructuring by Debtors, and ASC 470-50 Modification and Extinguishment. The Company concluded that the Company is experiencing financial difficulty and that a concession was not granted. As the creditors have not granted a concession the guidance contained in ASC 470-60 does not apply. As the original and new debt instruments are not considered substantially different, extinguishment accounting does not apply, and the Company accounted for the revised note as a debt modification. The carrying amount of the payable was not adjusted and the effects of the changes are reflected in future periods by computing the constant effective interest rate and applying it to the carrying amount of the payable each period until maturity.

(c)	On June 1, 2018, the Company signed an agreement to extend its $150,000 note dated May 18, 2016 for one year, for a total extension fee of $7,500 ($6,000 broker fee and $1,500 lender fee). The Company paid one-half of the total fee ($3,750), recorded as interest expense. The remainder of the extension fee, ($3,750), is past due and upon payment to the non-related note-holder, the loan shall be extended through June 1, 2019. The terms of the note remain the same, with interest set at 13.0%.

(d)	On June 26, 2018, the Company entered into a promissory note with an unrelated party for $26,500. The note is due July 31, 2018, is unsecured and bears an interest rate of 10% per annum. Payment of the note and interest are past due as of September 30, 2018 and the Company has temporarily granted the lender permission to waive the lender’s obligation as a royalty-paying licensee of $1,500 per month in minimum fluid solution payments until the Company is able to satisfy the terms of this note.

(e)	On June 20, 2018, the Company had the following notes, to a non-related party, outstanding:
•	$50,000 issued September 1, 2017
•	$25,000 issued September 27, 2017
•	$37,500 issued October 11, 2017
•	$12,500 issued February 16, 2018

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

At September 30, 2018, the Company has not repaid the $66,964 due on August 31, 2018; hence making $66,964 and $60,000, and interest, due immediately.

The following table summarizes notes payable, related parties as of September 30, 2018 and December 31, 2017:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at 30-Sep-18	Balance at 31-Dec-17
Note Payable, RP (j)	$25,000	4/27/2017	4/27/2018	3.00%	$—	$17,500
Note Payable, RP (k)	$15,000	5/15/2017	5/15/2018	5.00%	$—	$15,000
Note Payable, RP (j)	$10,000	6/12/2017	6/12/2018	3.00%	$—	$10,000
Note Payable, RP (j)	$5,500	7/3/2017	6/30/2018	3.00%	$—	$5,500
Note Payable, RP **	$2,000	7/5/2017	6/30/2018	3.00%	$—	$2,000
Note Payable, RP **	$3,000	7/6/2017	6/30/2018	3.00%	$—	$3,000
Note Payable, RP **	$2,500	7/10/2017	6/30/2018	3.00%	$—	$2,500
Note Payable, RP **	$2,500	7/12/2017	6/30/2018	3.00%	$—	$2,500
Note Payable, RP (j)	$25,000	7/13/2017	6/30/2018	3.00%	$—	$25,000
Note Payable, RP (j)	$5,000	8/14/2017	6/30/2018	3.00%	$—	$5,000
Note Payable, RP (i) *	$275,000	9/27/2017	10/1/2018	7.50%	$—	$275,000
Note Payable, RP (j)	$250,000	11/15/2017	12/15/2018	1.00%	$—	$250,000
Note Payable, RP (i)	$100,000	11/15/2017	10/1/2018	7.50%	$—	$100,000
Note Payable, RP (g)	$30,000	4/10/2018	1/15/2019	3.00%	$30,000	$—
Note Payable, RP (h) (j)	$24,000	5/31/2018	6/30/2019	3.00%	$—	$—
Note Payable, RP (i) *	$380,000	6/20/2018	1/2/2020	8.00%	$380,000	$—
Note Payable, RP (j)	$350,000	6/20/2018	1/2/2020	5.00%	$350,000	$—
Note Payable, RP (k)	$17,000	6/20/2018	1/2/2020	5.00%	$17,000	$—
Note Payable, RP (l)	$5,000	7/13/2018	6/30/2019	3.00%	$—	$—
Note Payable, RP (m)	$50,000	7/27/2018	11/30/2018	8.00%	$50,000	$—
Subtotal					$827,000	$713,000
Debt Discount					$(16,423)	$—
Balance, net					$810,577	$713,000
Less current portion					$(80,000)	$(713,000)
Total long-term					$730,577	$—

* Indicates a note that is collateralized by a patent (Note 4)
** Paid off during the period

(g)	On April 10, 2018 the Company entered into a promissory note with an entity owned by the CEO of the Company for $30,000. The note is due January 15, 2019, is unsecured and bears an interest rate of 3.0% per annum.

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

(l)	On July 13, 2018 the Company entered into a promissory note with the Chairman and CEO of the Company for $5,000. The note is due June 30, 2019, is unsecured and bears an interest rate of 3.0% per annum. This note was repaid during the period ended September 30, 2018

(m)	On July 27, 2018, the Company entered into a short-term promissory note with an employee and Director of the Company, for $50,000 to be used in operations. The note is unsecured, incorporates the purchase of a piece of SurvivaLyte® equipment at cost and grants a three-year (from installation of equipment), non-exclusive US EPA sub-registration for markets (with specific exceptions) in a specific geographical location with a per gallon royalty feature as added benefits, is due on November 15, 2018, and bears an interest rate of 8% per annum. The Note Payable agreement was extended through November 30, 2018 on November 19, 2018, the additional benefit section of the note was removed, the equipment was never transferred to the Officer and Director, the equipment was never installed, and no related sales occurred nor related royalties were earned by the Company, through September 30, 2018 and through the date of this filing.

The following table summarizes convertible notes payable as of September 30, 2018 and December 31, 2017:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at 30-Jun-18	Balance at 31-Dec-17
Convertible Note Payable (n)	$450,000	3/28/2018	3/31/2021	8.00%	$450,000	$—
Convertible Note Payable (o)	$68,000	6/5/2018	6/5/2019	12.00%	$68,000	$—
Convertible Note Payable (p)	$38,000	7/25/2018	7/25/2019	12.00%	$38,000	$—
Convertible Note Payable (q)	$53,000	8/27/2018	8/27/2019	12.00%	$53,000	$—
Subtotal					$609,000	$—
Debt Discount					$(70,676)	$—
Balance, net					$538,324	$—
Less current portion					$(151,754)	$—
Total long-term					$386,570	$—

(n)	On March 28, 2018 the Company extinguished its February 27, 2018 promissory note of $250,000 with an unrelated party and consolidated this amount into a convertible note for $450,000 (receiving $100,000 in the first quarter of 2018 and the remaining $100,000 in the second quarter of 2018). The note is due on March 31, 2021 and is convertible into common stock at a conversion price of $0.4285 and bears interest of 8.0% per annum. This note also contains an anti-dilution clause, which becomes effective in the event the Company 60,000,000 issued shares of its stock. Due to the fact that the trading price of the Company’s common stock was greater than the stated conversion rate of this note on the date of issuance, a total discount of $78,087 for the beneficial conversion was recorded against the note and will be amortized against interest expense through the life of the note. As of September 30, 2018, interest expense of $11,658 was recorded as part of the amortization of the beneficial conversion feature of this note. As of September 30, 2018, the note had a principal balance of $450,000.

(o)	On June 5, 2018, the Company entered into a convertible promissory with an unrelated party for $68,000. The note is due on June 5, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 17% to 22% to 27% to 32% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the notice which is not paid when due shall bear interest at the rate of 22.0% per annum from the due date until paid. The Company must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the note, with an initial reserved share amount of 1,592,506 shares. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 3 lowest trading prices during the 15 trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of September 30, 2018.

(p)	On July 25, 2018, the Company entered into a convertible promissory with an unrelated party for $38,000. The note is due on July 25, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 17% to 22% to 27% to 32% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the notice which is not paid when due shall bear interest at the rate of 22.0% per annum from the due date until paid. The Company must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the note, with an initial reserved share amount of 1,038,251 shares. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 3 lowest trading prices during the 15 trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of September 30, 2018.

(q)	On August 27, 2018, the Company entered into a convertible promissory with an unrelated party for $53,000. The note is due on August 27, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 17% to 22% to 27% to 32% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the notice which is not paid when due shall bear interest at the rate of 22.0% per annum from the due date until paid. The Company must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the note, with an initial reserved share amount of 1,408,950 shares. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 3 lowest trading prices during the 15 trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of September 30, 2018.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has agreements with related parties for consulting services, notes payable and stock options. See Notes to Financial Statements numbers 5 and 7.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

Effective March 23, 2018, the Company amended the articles of incorporation and authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2018 there were -0- shares of preferred stock issued.

Common Stock

Effective March 23, 2018, the Company amended the articles of incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 100,000,000 to 300,000,000. As of September 30, 2018 and December 31, 2017 there were 44,459,238 and 41,179,238 shares of common stock issued respectively.

On January 2, 2018, the Company sold 110,000 shares of common stock for $55,000.

On March 15, 2018, the Company entered into a 12-month service agreement, expiring on March 15, 2019, for strategic planning, financing, capital formation, up-listing and expansion of the Company’s shareholder base. Per the terms of the agreement, the consulting company received a non-refundable $5,000 initial fee, will receive $2,500 per month beginning in April 2018, and was issued 2,000,000 fully vested non-forfeitable shares of restricted common stock, valued at $1,000,000 ($0.50 per shares). The 2,000,000 common shares of the Company’s stock were issued on June 12, 2018. As of September 30, 2018 the Company recorded the fair value of the common shares of $1,000,000 in common stock and additional paid in capital and has recorded $545,205 for the consulting expense related to the portion of the 12-month service agreement that has been completed.

On April 10, 2018 the Company issued 120,000 shares of common stock at $0.50 per share to an employee and Director of the Company for cash proceeds of $60,000.

On June 12, 2018, the Company entered into a 6-month service agreement, expiring on December 12, 2018, for business development and the development of financial reports. Per the terms of the agreement, the consulting company was issued 50,000 shares of restricted stock on June 29, 2018. As of September 30, 2018 the Company recorded the fair value of the common shares of $28,000 in common stock and additional paid in capital and has recorded $16,831 for the consulting expense related to the portion of the 12-month service agreement that has been completed.

On October 2, 2018 the Company’s Board of Directors authorized the issuance of 1,000,000 restricted shares of common stock to Life Sciences Journeys, Inc., for six months of services outlined in the July 2, 2018 services agreement. The 1,000,000 restricted shares of common stock were issued to Life Sciences Journeys, Inc. on October 9, 2018. The Company has placed a stop transfer order on the shares, has disputed the services of Life Sciences Journeys and is currently in negotiation to cancel the shares. As of September 30, 2018 the Company recorded the fair value of the common shares of $355,000 in common stock and additional paid in capital and has recorded $355,000 for the consulting services.

Stock Options

Below is a table summarizing the options issued and outstanding as of September 30, 2018:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Intrinsic Value September 30,
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	2018
05/21/2014	1,875,000	1,875,000	0.13	0.64	05/20/2019	$553,125
01/01/2016	90,000	90,000	0.33	1.25	12/31/2019	8,550
01/01/2016	75,000	75,000	0.33	1.25	12/31/2019	7,125
09/15/2016	10,000	10,000	1.00	1.25	12/31/2019	—
10/01/2016	7,500	7,500	1.00	1.25	12/31/2019	—
01/01/2017	30,000	30,000	2.00	0.25	01/01/2019	—
01/26/2017	200,000	200,000	2.00	3.33	01/26/2022	—
	2,287,500	2,287,500				$568,800

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

NOTE 9. SUBSEQUENT EVENTS

On October 9, 2018 the Company entered into a promissory note with a then employee and Director of the Company, for $5,000. The note is to be re-paid as soon as possible, is considered a short-term note, is unsecured and bears an interest rate of 0.0% per annum.

On October 19, 2018 the Company entered into another promissory note with a then employee and Director of the Company, for $5,000. The note is to be re-paid as soon as possible, is considered a short-term note, is unsecured and bears an interest rate of 0.0% per annum.

On October 23, 2018 the Company entered into a promissory note with the then CEO and Chairman of the Company, for $2,000. The note is to be re-paid as soon as possible, is considered a short-term note, is unsecured and bears an interest rate of 0.0% per annum. Subsequently, the $2,000 note was paid in full on October 31, 2018, leaving a remaining balance of $0 owed by the Company.

On October 24, 2018 the Company entered into a promissory note with the then CEO and Chairman of the Company, for $3,000. The note is to be re-paid as soon as possible, is considered a short-term note, is unsecured and bears an interest rate of 0.0% per annum.

On October 30, 2018 the Company entered into a promissory note with an unrelated party, for $60,000. The note is due on December 30, 2018, is considered a short-term note, is unsecured and bears an interest rate of 8.0% per annum.

On November 8, 2018 the Company’s Board of Directors accepted the resignation of Gary Grieco as the Company’s CEO and appointed F. Jody Read as its CEO. Gary Grieco remains as the Chairman of the Board of Directors and the Corporation’s President. F. Jody Read now fulfills the roles of CEO and COO of the Company and remains a Director.

On November 15, 2018 the Company entered into a promissory note with an unrelated party, for $8,700. The note is due on June 30, 2019, is considered a short-term note, is unsecured and bears an interest rate of 10.0% per annum.

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

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded a net loss of $940,095 for the three months ended September 30, 2018 and $2,139,456 for the nine months ended September 30, 2018 and accumulated losses of $8,883,976 from inception through September 30, 2018.

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

Management projects these costs to total approximately $2,500,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements. Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions, management believes that the Company expects to be at or close to profitability by the end of the second quarter of 2019.

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

SUMMARY OF BALANCE SHEET	September 30, 2018	December 31, 2017
Cash and cash equivalents	$8,062	$7,838
Total current assets	614,843	40,321
Total assets	5,084,860	4,754,181
Total liabilities	2,353,246	1,456,198
Accumulated deficit	(8,883,976)	(6,744,520)
Total stockholders’ equity	$2,731,614	$3,297,983

At September 30, 2018, the Company recorded a net loss of $2,139,456 and working capital deficit of $373,009. We have recorded a relatively small amount of revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the years ended 2018 and 2017 we have primarily relied upon advances and loans from stockholders and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $8,062 in cash at September 30, 2018, compared to $7,838 in cash at December 31, 2017. We had total liabilities of $2,353,246 at September 30, 2018 compared to $1,456,198 at December 31, 2017.

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

Commitments and Obligations

At September 30, 2018 the Company recorded notes payable and convertible notes payable totaling approximately $1,801,148 (net of debt discount) compared to notes payable totaling $1,134,217 (net of debt discount) at December 31, 2017. These notes payable represent cash advances received and expenses paid from third parties and related parties. All of the notes payable carry interest from 0% to 13% and are due ranging from on demand to March 21, 2021.

The Company headquarters and operations is located in Little River, South Carolina. The South Carolina lease amounts to $4,800 per month, expires on November 30, 2019 and includes an option to renew for two additional three-year periods. Currently, the Company is 4 months in arrears in paying rent on this facility.

Results of Operations

SUMMARY OF OPERATIONS	Three-month period ended September 30,
	(Unaudited)
	2018	2017
Revenues	$41,124	$58,123

Total operating expenses	$950,454	$537,005
Total other expense	$(30,765)	$(21,654)
Net loss	$(940,095)	$(500,536)
Basic and diluted loss per share	$(0.02)	$(0.01)

Revenues decreased to $41,124 for the three months ended September 30, 2018 (the “2018 third quarter”) compared to $58,123 for the three months ended September 30, 2017 (the “2017 third quarter”). The revenue decrease for the period was due to the lack of an outright sale of large-volume equipment during the 2018 third quarter, in comparison to the outright sale of a large-volume piece of equipment during the third quarter of 2017. The lack of a one-time sale of equipment during the third quarter of 2018 was somewhat offset by an increase in steady revenue from fluid sales (including monthly minimum royalties), parts sales, license fees and the additional revenue from recurring leased-equipment income.

Total operating expenses increased to $950,454 during the 2018 third quarter compared to $537,005 during the 2017 third quarter. The increase during the third quarter of 2018 was primarily due to an increase in personnel, salaries and stock-based compensation, an increase in audit fees, accounting and commercial market development as well as purchases of components and other increased operating necessities. The cost of product during this period decreased due to the significantly less expense associated with producing fluids for sale and/or royalties from the sale of fluids in comparison to the production of equipment.

General and administrative expenses increased to $827,168 for the 2018 third quarter compared to $389,376 during the 2017 third quarter. The increase during the third quarter of 2018 was primarily due to an increase in personnel, salaries and stock-based compensation, insurance, and other overhead expense.

Research and development expenses decreased to $nil for the 2018 third quarter compared to $32,490 during the 2017 third quarter. The decrease in research and development expense during the third quarter of 2018 was primarily due to the Company having reached its primary standard goals for developing most of its equipment product lines for its markets in the prior periods.

Depreciation and amortization expenses decreased to $84,070 during the 2018 third quarter compared to $92,457 during the 2017 third quarter. The decrease was primarily due to a slight decrease in the value of certain intangible assets and the amortization associated with the decrease.

Total interest expenses increased to $46,950 during the 2018 third quarter compared to $21,654 during the 2017 third quarter. Total interest expense increased during the 2018 third quarter due to a greater number and value of loans in effect during the period.

As a result of the changes described above, net loss from operations after income taxes increased to $940,095 during the 2018 third quarter compared to $500,536 during the 2017 third quarter.

SUMMARY OF OPERATIONS	Nine-month period ended September 30,
	(Unaudited)
	2018	2017
Revenues	$153,337	$80,352

Total operating expenses	$2,196,580	$1,697,257
Total other expense	$(96,213)	$(50,100)
Net loss	$(2,139,456)	$(1,167,005)
Basic and diluted loss per share	$(0.05)	$(0.04)

Revenues increased to $153,337 for the nine months ended September 30, 2018 compared to $80,352 for the nine months ended September 30, 2017. The revenue increase for the period was due to the increase in steady revenue from fluid sales (including monthly minimum royalties), parts sales, license fees and the additional revenue from leasing equipment under contract and the recurring leased-equipment income.

Total operating expenses increased to $2,196,580 during the nine months ended September 30, 2018 compared to $1,697,257 during the nine month period ended September 30, 2017. The increase for the period was primarily due to an increase in personnel, salaries and stock-based compensation, an increase in audit fees, accounting and commercial market development as well as purchases of components and other increased operating necessities. The cost of product during this period decreased due to the significantly less expense associated with producing fluids for sale and/or royalties from the sale of fluids in comparison to the production of equipment.

General and administrative expenses increased to $1,885,962 during the nine months ended September 30, 2018 compared to $1,346,955 during the nine month period ended September 30, 2017. The increase during the period was primarily due to an increase in personnel, salaries and stock-based compensation, insurance, and other overhead expense.

Research and development expenses decreased to $nil for the nine months ended September 30, 2018 compared to $102,402 during the nine month period ended September 30, 2017. The decrease in research and development expense during the period was primarily due to the Company having reached its base goals for developing most of its equipment and technologies in the prior periods.

Depreciation and amortization expenses increased to $250,928 during the nine month period ended September 30, 2018 compared to $205,881 during the nine month period ended September 30, 2017. The increase was primarily due to having more equipment depreciating and higher amortization expenses.

Total interest expenses increased to $112,398 during the nine month period ended September 30, 2018 compared to $50,100 during the nine month period ended September 30, 2017. Total interest expense increased during the 2018 second quarter due to a greater number and value of loans in effect during the period.

As a result of the changes described above, net loss from operations after income taxes increased to $2,139,456 during the nine month period ended September 30, 2018 compared to $1,667,005 during the nine month period ended September 30, 2017.

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

Recent Accounting Developments

The Company has reviewed all other FASB issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods. The Company has carefully considered the new pronouncements that alter the previous GAAP and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

We have continued to refine our 5-step qualifying approach to FASB ASC Topic 606 “Revenue Recognition of Contracts” and will continue to monitor progress in determining correct reported revenues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who served as our principal executive officer and principal financial officer through the end of the period, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our President as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President concluded that as of September 30, 2018, our disclosure controls and procedures were not effective.

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

For the period ended September 30, 2018, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, our President has determined that our internal control over financial reporting for period ended September 30, 2018 and the year ended December 31, 2017, was not effective.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The disclosure set forth below under Item 5 (Other Information) pertaining to the Power Up Notes and Power Up Agreements is incorporated by reference into this Item 2. The Power Up Notes described in Item 5 below were issued in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Power UP Agreements executed in connection therewith contains representations to support our reasonable belief that Power Up had access to information concerning our operations and financial condition, is acquiring the securities for its own account and not with a view to the distribution thereof, and is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. At the time of their issuance, the Power Up Notes and any shares of common stock issued upon conversion thereof will be deemed to be restricted securities for purposes of the Securities Act and the certificates representing the securities shall bear legends to that effect. We have initially reserved 4,039,707 shares of common stock for issuance under the terms of the Power Up Notes.

On July 2, 2018, the Company entered into a 1-year services agreement which called for the issuance of 1,000,000 shares of restricted common stock. As of September 30, 2018, the Company had not issued the 1,000,000 shares common stock. The 1,000,000 restricted shares of common stock were issued on October 9, 2018.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have entered into a number of promissory notes, three of which are in default as of September 30, 2018, or went into default before the filing of this Quarterly Report (See Note 6 to the financial statements).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Resignation and Appointment of Executive Officer

Effective November 8, 2018, Gary Grieco gave notice of his resignation, effective immediately. Mr. Grieco continues to serve as our president and chairman. We are not aware of any disagreements Mr. Grieco may have with us on any matter relating to our operations, policies or practices.

Effective November 8, 2018, upon acceptance of Mr. Grieco’s resignation, we appointed Francis J. Read, our current Chief Operating Officer and a director, as our new Chief Executive Officer.

Francis J. Read – is a director of the Company. In 2017, Mr. Read became the Chief Operations Officer for Paradigm Convergence Technologies Corp., the Company’s wholly-owned operating subsidiary. In 1998, Mr. Read founded and since 2016 has served as the CEO of CSA Service Solutions, a $44m million field support company specializing in providing support solutions for large equipment manufacturers. CSA has over 350 employees nationwide with over 270 engineers operating in the Healthcare, Clinical Education, Life Sciences, Security, and Power Industries. Mr. Read holds a MBA from Tulane University and a BS, electronic Engineering from DeVry Institute of Technology.

Power Up Notes

On June 5, 2018, July 25, 2018 and August 27, 2018 (each a “Closing Date”), we completed the sale of three Convertible Promissory Notes (the “Power Up Notes”) in the principal amounts of $68,000, $38,000 and $53,000, respectively, with interest rates of 12% per annum pursuant to the terms of three Securities Purchase Agreements between Power Up Lending Group Ltd. (“Power Up”), a Virginia corporation, and us (the “Power Up Agreements”).  The Power Up Notes mature on June 5, 2019, July 25, 2019, and August 27, 2019 respectively (the “Maturity Dates”). We reimbursed Power Up $7,500 for its legal fees and paid Power Up a $1,500 due diligence fee, resulting in net proceeds to us from the Power Up Notes of $65,000, $35,000, and $50,000 respectively.

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

Power Up has agreed to restrict its ability to convert the Power Up Notes and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The Power Up Notes are a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of us.  The Power Up Notes also provide for penalties and rescission rights if we do not deliver shares of common stock upon conversion within the required timeframes set forth in the Power Up Agreements. We must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the Power Up Notes, with an initial reserved share amount of 1,592,506, 1,038,251, and 1,408,950 shares, respectively.

The Power Up Notes contain default events which, if triggered and not timely cured (if curable), will result in a default payment equal to 150% the amount owed to Power Up and a default interest at the rate of 22% per annum.

The above description of certain material terms of the Power Up Notes and Power Up Agreements are not a complete description of all terms of the financing transaction and is qualified in its entirety by reference to the Power Up Notes and Power Up Agreements, which are attached hereto as Exhibits 4.1, 4.2, 4.3, 10.6, 10.7, and 10.8, respectively.

ITEM 6. EXHIBITS

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation, as currently in effect (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed April 13, 2018)
3(ii)	Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed April 13, 2018)
4.1	Power Up Note dated June 5, 2018 (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed August 20, 2018)
4.2	Second Power Up Note dated July 25, 2018 (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed August 20, 2018)
4.3	Third Power Up Note dated August 27, 2018
10.1	Agreement with Annihilyzer, Inc. dated November 29, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed April 20, 2017)
10.2	Amendment to Agreement with Annihilyzer, Inc. dated April 6, 2017 (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed April 20, 2017)
10.3	Read Consolidated Promissory Note dated September 27, 2017 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed October 4, 2017)
10.4†	Paris Employment Agreement (Incorporated by reference to Exhibit 10.5 of Form 10-Q, filed November 14, 2017)
10.5	Strategic Planning Services Agreement dated March 15, 2018 (Incorporated by reference to Exhibit 10.5 of Form 10-Q, filed May 21, 2018)
10.6	Power Up Agreement dated June 5, 2018 (Included in Exhibit 4.1, which is incorporated by reference to Exhibit 4.1 of Form 10-Q, filed August 20, 2018)
10.7	Second Power Up Agreement dated July 25, 2018 (Included in Exhibit 4.2, which is incorporated by reference to Exhibit 4.2 of Form 10-Q, filed August 20, 2018
10.8	Third Power Up Agreement dated August 27, 2018 (Included in Exhibit 4.3)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCT LTD

Date: November 21, 2018	By:	/s/F. Jody Read
F. Jody Read, Principal Executive Officer
Chief Executive Officer and Director
Principal Financial Officer

