Form 10-K
period 2018-12-31
PCT LTD
filed 2019-04-15
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018, the aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the closing price ($0.43) of the Registrant’s most recently completed second fiscal quarter was $11,854,623.

The number of shares of the Registrant’s common stock outstanding as of April 12, 2019 was 51,643,048.

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

In this annual report references to “PCT LTD,” “Bingham Canyon,” “we,” “us,” “our” and “the Company” refer to PCT LTD (formerly known as Bingham Canyon Corporation) and its wholly-owned operating subsidiary, Paradigm Convergence Technologies Corporation (“PCT Corp.).

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

PART I

ITEM 1. BUSINESS

Historical Development

On February 27, 1996, PCT LTD, formerly known as Bingham Canyon Corporation (“PCT LTD”) was incorporated in the State of Delaware as Hystar Aerospace Marketing Corporation of Delaware (“Hystar-Delaware”) and was a subsidiary of Nautilus Entertainment, Inc., (now called VIP Worldnet, Inc.), a Nevada corporation. Hystar-Delaware completed a change of domicile merger on August 26, 1999 with then named Bingham Canyon Corporation, now named PCT LTD, a Nevada corporation.

On August 31, 2016, Bingham (PCT LTD) entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Paradigm Convergence Technologies Corporation, a Nevada corporation (“PCT Corp.”). Pursuant to the terms of the Exchange Agreement, PCT Corp. became the wholly-owned subsidiary of PCT LTD after the exchange transaction. PCT LTD is a holding company which, through PCT Corp., is engaged in the business of marketing new products and technologies through licensing and joint ventures.

PCT Corp. is located in Little River, SC and was formed June 6, 2012 under the name of EUR-ECA, Ltd. PCT Corp. specializes in environmentally safe solutions for global sustainability. The company holds patents, intellectual property and/or distribution rights to innovative products and technologies. PCT Corp. provides innovative products and technologies for eliminating biocidal contamination from water supplies, industrial fluids, hard surfaces, food processing equipment, and medical devices. PCT Corp.’s overall strategy is to market new products and technologies through the use of equipment leasing, joint ventures, licensing, distributor agreements and partnerships. On September 11, 2015, its Board of Directors authorized EUR-ECA Ltd to file with the Nevada Secretary of State to change the Eur-Eca Ltd. name to Paradigm Convergence Technologies Corp. (“Paradigm” or PCT Corp.”)

Business Strategy

PCT LTD’s wholly-owned operating subsidiary, PCT Corp., is a technology development, design, and manufacturing company specializing in providing cleaning/sanitizing/disinfectant equipment that creates environmentally safe solutions for global sustainability. PCT Corp. markets new products and technologies for the Healthcare, Agriculture, and Oil & Gas industries through multi-year system and service contracts that provide equipment and support for our customers.

The Company holds patents, trademarks, intellectual property and distribution rights to our innovative products and technologies. While a direct-sales capability is in place and will be expanded, it is not PCT Corp.’s intent to be the sole distributor of our technology products. In addition to the direct sales program, senior management is responsible for continuing to develop the distribution and licensing program operations for the technology; to develop new opportunities and applications for the products, and to promote the brands. Paradigm’s senior management intends to also continue the pursuit of new technologies – particularly technologies which are complementary to or enhance applications opportunities for its existing products - upon which it will build and expand its business.

Paradigm has developed several commercially-ready product generator systems for Hydrolyte®, an EPA registered, highly effective sanitizer/disinfectant microbiocide that is safe and non-toxic for use around humans and animals. Hydrolyte® has been market tested with commercial customers is ready for and is involved in the initial stage of full-scale commercial launch. Management intends to focus on leveraging the opportunities presented by Hydrolyte® in the short term and is in the first stage of a full commercial launch, commencing now, in the first half of 2018.

Paradigm’s revenue stream is expected to be derived primarily from service contracts and equipment leasing and sales as well as licensing and distributor agreements. In the 2017 “soft” launch, management focused on establishing distributor operations and direct sales in addition to expanding its production capabilities. Initially, direct sales are being managed by members of the senior management team. Subsequently, direct sales may be conducted by a subsidiary company(s) with existing customer relationships and targeted marketing and sales operations. Paradigm has finalized agreements with four distributors and is in negotiations with three additional distributors who are preparing to undertake commercial operations in their respective regional markets. The existing distributors are based in New Jersey/New York, North Carolina, Ohio, and Florida. Management expects to add more distributors throughout the year and in in negotiations with several potential distributors for certain market segments including regional markets in the southeastern portion of the U.S., Texas, mid-Atlantic region and the Caribbean.

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

Institutional Facilities: Hospitals, Health Care Facilities & Schools

Paradigm senior research and development personnel have developed several models of Paradigm’s equipment to be deployed as a state-of-the-art integrated product dispensing, tracking and management systems for applications in the institutional facilities market. This integrated technologies solution, branded as PCT’s Annihilyzer® System, has been designed most particularly for hospitals, large long-term care, assisted living and nursing home facilities. In various configurations in can be deployed in other health care facilities including urgent care centers, medical, dental and veterinary offices. It is adaptable to deployment in schools, prisons, hotels and many other facilities, although the primary marketing and sales goal for Paradigm remains with the hospital market. A complete and custom turn-key cleaning, disinfection and sterilization program solution can be provided to each facility.

At the physical core of the Annihilyzer System is Paradigm’s on-site generation equipment, which is Paradigm’s housed in the Annihilyzer® Station, also containing the Company’s Patented tracking system, managed disbursement and bottling system for fluid production, containerization and use. Spray bottles and other containers are labeled when filled or refilled with product identification and date of production using printed labels and radio-frequency identification (“RFID”) tags. Reading these labels and tags before use assures that the correct and “fresh” product is always being used. Each room is also given an RFID tag. By reading the RFID room tags with a mobile app in a Mobile Data Terminal (ruggedized smartphone), the system tracks what is cleaned and disinfected, when, with what product, and by whom. The station is Wi-Fi connected to smart phones, which are tied to cloud-based data storage for consistent backup and retrieval. The Cloud-based data can be used to generate a complete record of all cleaning, disinfecting and sanitizing activity, including personnel time and task data – a cost saving convenience to management.

Paradigm has also created an automated state-of-the-art Electrostatic Spray Cart along with a suite of Electrostatic Applicators for use in Healthcare allowing for rapid disinfecting of rooms once a patient has vacated the room. This system is designed to reduce the turnover time required between patients, potentially increase revenue opportunities, and improve efficiency of hospital personnel.

Paradigm deploys its on-site production equipment under service contracts, charging an installation and set-up fee followed by monthly contract fees over a contract period of approximately 3 years. The equipment will be deployed and maintained through Paradigm’s personnel at first, then through Paradigm-licensed commercial services companies that provide the on-site support as required. The product generators and other components of the on-site systems will be monitored remotely by a contracting company which is highly experienced and expert in remote monitoring and response systems. The precise nature of any functional problems that may occur with any of the system’s components will be automatically communicated via the internet to the monitoring and control center. The problems are then resolved through a three-tiered problem response system: first by remote access to the computerized system controls, second by an on-site technician call, and third through a “rapid replacement” program. If problems are not resolved by the first or second tier responses, in the tier three rapid replacement response, Paradigm would overnight ship replacement parts or, if necessary, a complete station or system and have the defective unit returned for repair.

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

While Hydrolyte Green® is effective in these post-harvest applications, Paradigm’s major objective is to deliver solutions for pre-harvest pathogen contaminations, where a multitude of microbial infestations of many crops still need effective solutions that will qualify for regulatory approvals necessary to bring the treatment solution into commercial use. Paradigm’s agricultural research program is intended to support a continuous rollout of scientifically tested and certified applications for the treatment and prevention of numerous specific microbial infestations of a wide variety of crops. This research activity is expected to capture the test data required for regulatory approvals, and market acceptance of, the specific uses for the specific crops. During 2018, we executed a distribution and license agreement with an agricultural chemical specialty company and are actively involved in additional field trials of Hydrolyte Green®.

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

In March 2017, the company began a much larger-scale field trial of our product on a 20-acre plot that has trees showing widespread presence of the disease. We, and our consulting specialist, expect to replicate and to validate previous results and further define the best possible methodology and protocols for effective application of the Hydrolyte® solution. Because the results of the trial were positive, as expected, management continued to expand its commercial field trial usage of Hydrolyte Green ® with its agriculture distributor and licensee and is gaining valuable research data to be used in further commercialization efforts during 2019:

•	Finalize regulatory approvals to enter the market as the only-known resource for resolving this agricultural disease with no known negative effects to the fruit;

•	Finalize designs for, and assemble, large volume product generation and delivery systems best suited to the agricultural working environment;

•	Pursue additional EPA approvals for additional applications in the agricultural markets; and,

•	Forecast, with greater accuracy, product deployment protocols through research and development input for use in the distribution and sales of product in this market.

Oil and Gas Industry

World market prices for oil decreased during the past several years in response to increased production coming on line simultaneously with a softening of the growth in demand. The oil and gas industry in the U.S. and elsewhere have experienced unprecedented expansion and prosperity due to an influx of technological advances enabling the discovery and accurate location and identification of significant domestic oil and gas reserves. Advances in drilling technology, fracturing equipment and chemical methodology greatly enhanced recovery rates and revenue growth. This growth surge in supply reduced the United States’ dependency on foreign oil, and, we believe, contributed to lowering the U.S. trade deficit, reducing unemployment rates in oil producing areas, reducing heating and cooling costs, and providing lucrative investment opportunities. However, during 2014 and 2015 the steadily increasing supply of oil on a global scale led to reduced prices and decreased drilling activity in the U.S. From a June 20, 2014 price of $115 per barrel, the price dropped to historic lows below $30 in February 2016. The drop in the market price of oil led to a great reduction in drilling activity causing a corresponding loss of opportunities to sell the company’s products and services in the oil & gas industry. By the end of 2017, the price of oil had recovered to the $50 to $55 range. A stable market in this price range is expected to lead to renewed opportunities in this industry in 2018. As opportunities emerge, we plan to use oil-field service companies to market and distribute our Hydrolyte® and Catholyte products to their clients/customers. Management is currently seeking an appropriate opportunity to re-enter this market.

Management believes that the benefits of our proven technologies continue to be desirable for, and should continue to be used in, hydraulic fracturing drilling worldwide. Some of the benefits of our products and systems include elimination of highly toxic chemicals currently used for decontamination, reduced negative environmental impact, reduced recovery costs, improved product quality, and potentially opening new areas for oil and gas retrieval. As a result, management is preparing for expanding business opportunities in this sector in the mid-term future. As part of this preparation, Paradigm is developing a large-scale system utilizing Hydrolyte® to decontaminate water and fluid going “down hole” in oil and gas-well drilling; and to decontaminate recovered “frac” water for reuse in the fracking process. Operational experience has shown that Hydrolyte® not only effectively decontaminates the water supply of microbes, but also does not cause corrosive damage to gas and oil recovery equipment; nor does it cause any loss of performance to the other chemicals, additives, and propellants currently used in drilling and fracking processes.

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

We delivered a large volume order of Hydrolyte® to a distributor of oilfield chemicals for use by one of its customers during 2018 and continue to have conversations regarding models of delivery of the fluids to the oil and gas market. In addition, we engaged in a contract for the sale of a large volume piece of Hydrolyte® equipment, which is being used by the purchaser for the generation of Hydrolyte® in specific applications within this market.

Marketing, Sales and Distribution of Hydrolyte®

Marketing and sales activities were minimal in 2017 but increased during the 2018 year, as management focused on the final stage of product development, establishing supply chain agreements, and building sufficient physical production capacity to meet expected demand. Distributor and customer relationships were established through management’s existing contacts and are anticipated to provide a solid base of sales and revenue after the first half 2019 launch of this new and expanded stage of operations. Paradigm has agreements with distributors in the Northeast, in Florida and in Ohio with manufacturers’ representative firms and expects to be in full commercial distribution operations in the second half of 2019. Management has additional distribution opportunities under development in multiple markets and intends to more fully expand the distribution network in 2019. Management, working with consultants well-known to management, intends to continue to seek and establish distributor and/or joint venture opportunities and agreements for the marketing and sales of Paradigm’s products and services.

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

The Institutional program for Healthcare sales program has begun with agreements with prospective customers for pilot/demonstration installations at their facilities. It is expected that the pilot installations will be completed in the second quarter. The pre-deployment preparation has been completed for the first hospital installation in the North Carolina area that is under a system and service agreement that started December 2017 and continued throughout 2018 with three additional contracts within the Healthcare market. The sales pipe line for this market is more complete and we are gleaning solid information and becoming more adept at determining the length of time from inception-to-“contract” within this complex market.

Production, Assembly and Principal Suppliers

Hydrolyte® Generation and Equipment Production: Paradigm moved into its new operations, research and development and production facility in Little River, South Carolina on December 15, 2016. The research, development and testing space were suitable and functional as already built. Paradigm’s systems consist of large volume units capable of producing up to 1,000 gallons per day for the Agriculture and Oil & Gas industries. Paradigm’s Annihilyzer Infection Control Systems, which are medium to low volume units, are more suitable for the Healthcare market. Testing and assembly of the large volume systems for the Agriculture and Oil & Gas industries is currently being conducted at the new facility. A new design and layout for a final systems assembly area and an expanded testing area was finalized in January 2018.

Annihilyzer® Infection Control Systems Assembly: Annihilyzer generator systems are tested and assembled in Little River and the other outsourced components for the Annihilyzer® Infection Control System are shipped to Werks Manufacturing Inc., Ft. Wayne, Indiana for final assembly in the Annihilyzer® Station cabinet. The Stations and the ESS Carts are manufactured by Werks who specializes in manufacturing and fabricating fiberglass products and Kiosks. The Annihilyzer® Station and ESS Cart manufacture and system assembly is performed by Werks on a purchase order basis.

Competition

In all our target markets, Paradigm will compete directly with large firms selling competing, but toxic, legacy cleanser and disinfectant products that are manufactured off-site and shipped to customers or distributors. These competitors have longer operating histories, more experience, substantially greater financial and human resources, greater size, more substantial research and development and marketing operations, established distribution channels and are well positioned in the market to fight aggressively to defend their market share. However, the combined markets in which Paradigm is engaged are so massive that its competitive position as non-toxic and, in a significant number of applications, less expensive should allow Paradigm to prosper. Paradigm’s on-site generation technology and Patented RFID Tracking and Reporting System provides a substantial competitive advantage in addition to its non-toxic properties.

There are a limited number of potential competitors providing some form of anolyte-based biocide. Based on management’s research these companies are largely in early operating stages, concentrated in local or regional markets and have no advanced technology or pricing advantage. These include Aquaox, Ecologic Solutions, and MIOX Corporation.

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

Intellectual Property

EPA product registrations of disinfectants and pesticides allow the registered products to be sold and distributed with labels identifying specific laboratory tested and proven kill claims of its effectiveness against specific microbial pathogens. Below is a summary of recent EPA registrations, EPA sub-registrations and other intellectual property the Company has acquired. The Company continues to hold certain intellectual properties relative to the Soloplax biodegradable plastics technology but does not anticipate pursuing commercialization of the technology associated in the foreseeable future.

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

On April 12, 2018 the Company entered into a Purchase Agreement with a third party to purchase its exclusive rights to US EPA Product Registration No 83241-1 for a fixed fee. The Company paid $5,000 on execution of the agreement and has continued to make periodic installment payments for the purchase of this Registration. At December 31,2018, the Company owed $45,000 of installment payments.

Research and Development

Paradigm’s research and development costs for the years ended 2018 and 2017 were $14,000, and $315,385, respectively. During that period, Paradigm concluded ongoing research and development of the application of the Hydrolyte® technology in the oil and gas industry; as a biocide in institutional facilities, such as, hospitals, jails and medical facilities; and continued in trial tests in agriculture and food processing.

In 2017 Paradigm invested $315,385 in products and systems for the institutional facilities market to supply the 2018 launch. Management estimated that 2018 research and development expenditures would be approximately $250,000 to support on-going laboratory and field-trial work in the agricultural sector and continued generator and other equipment and systems engineering and testing for future products. During 2018, we spent significantly less than anticipated. In 2019, we expect to maintain a robust research and development program in agricultural, commercial and industrial opportunities and applications in the foreseeable future as we overcome certain regulatory obstacles.

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

Employees

As of the date of this Report, Paradigm has ten full-time employees, no part-time employees and various contract consultants who are engaged as needed. Management confers with outside expert consultants, attorneys and accountants as necessary. The company anticipates engaging additional full-time employees in 2019. We anticipate that a portion of employee compensation likely would include direct stock grants, or the right to acquire stock in the company through an employee stock purchase program, which would dilute the ownership interest of holders of existing shares of our common stock.

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

We have recorded net losses for the past two years and have significant accumulated deficits. We have relied upon loans and advances for operating capital. Total revenues will be insufficient to pay off existing debt and fund research and development.  We cannot assure you that we can identify suitable license or joint venture opportunities, or that any such agreements will be profitable. We may be required to rely on further debt financing, further loans from related parties, and private placements of our common stock for our additional cash needs. Such funding sources may not be available, or the terms of such funding sources may not be acceptable to the Company.

Our inability to generate sufficient cash flows may result in the Company not being able to continue as a going concern.

Our overall cash position as of December 31, 2018 provides limited liquidity to fund day-to-day operations. The Company’s independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. We may need to seek additional financing or sell our assets to support our continued operations; however, there are no assurances that any such financing or asset sale can be obtained or achieved on commercially reasonable terms, if at all. In view of these conditions, our ability to continue as a going concern depends on our ability to generate sufficient cash flows from our new technology products or to obtain the necessary financing for operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the year ended December 31, 2018 do not include any adjustment to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue business operations. Any such adjustment could be material.

Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of December 31, 2018, our consolidated notes payable owing was $1,907,011, with approximately $826,826 of notes held by related parties. Our indebtedness could have important consequences, including the following:

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

Our ability to repay our significant indebtedness will depend on our ability to generate cash, whether through cash from operations or cash raised through the issuance of additional equity-based securities. To a certain extent, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future equity financings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our financial condition and operating results may be adversely affected. If we cannot make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, cease operations or seek additional equity.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial working capital needs. Our cash on hand, together with cash generated from product sales, services, cash equivalents and short-term investments will not meet our working capital and capital expenditure requirements for the next twelve months. In fact, we will be required to raise additional funds throughout 2019 or we will need to limit operations until such time as we can raise substantial funds to meet our working capital needs. In addition, we will need to raise additional funds to fund our operations and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, marketing and development activities.

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

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated. If our revenues do not increase to a level to support our working capital needs, we will be forced to seek equity capital to fund our operations and repay our substantial debt balances, which may not be available to us at all or on acceptable terms.

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

If these problems arise, we may not realize the expected benefits of an acquisition.

Risk Related to Our Industries

Global increases in the supply of natural gas or oil may reduce drilling operations in shale deposits, which could adversely affect the attractiveness of our Hydrolyte™ technology in the oil and gas industry.

The development of new horizontal drilling techniques and the discovery of unconventional oil and gas in new shale areas throughout the U.S. and world market have opened up an enormous opportunity for the Hydrolyte™ technology to replace traditional chemicals used to kill bacteria in waters used for hydraulic fracturing. These fracturing operations rely on enormous supplies of clean water to be pumped downhole to break the rock that holds the oil and gas. Much of the water used in drilling oil and natural gas wells and the resulting water that flows back needs to be treated and creates an opportunity for our Hydrolyte™ technology. However, horizontal drilling in shale areas is very expensive; and if current oil prices remain depressed, horizontal drilling may not be cost-effective, and the lack thereof may adversely affect the market for the Hydrolyte™ technology.

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

Risks Related to PCT LTD’s Common Stock

There is a limited trading market for our shares of common stock on the OTCBB.  You may not be able to sell your shares of common stock if you need money.

Our common stock is traded on the OTCBB, an inter-dealer automated quotation system for equity securities.  There has been limited trading activity in our common stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices might not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

On, November 20, 2016, Paradigm signed a 3-year lease for a 12,000 square foot facility in Little River, South Carolina, which became effective December 1, 2016. The lease amount is $4,800 per month and the term is three years with an option for an additional three years. The facility, in Strand Industrial Park at 4235 Commerce Street, houses operations, research and development, production, assembly and testing. All operations for PCT LTD and PCT Corp. are performed from the Little River, SC facility. The original lease has 1 year remaining with the renewal option.

ITEM 3. LEGAL PROCEEDINGS

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject. We have received notice of a law suit for the payment of $6,010 to a local Heating, Ventilation and Air Conditioning Company. We paid $1,000 of the bill for the replacement of an external HVAC, as mandated in our lease for the premises, and we maintain that the remaining portion of the outstanding invoice is due from our Landlord, as per our lease agreement.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 PCT LTD’s common stock is quoted on the OTC Bulletin Board under the symbol “PCTL” Prior to September 15, 2016 there was no trading activity in our common stock. The following table represents the range of the high and low trading prices of our common stock during the years of 2018 and 2017 as reported by the OTC Bulletin Board.

On April 12, 2019, the closing price of shares of common stock of the Company was $0.14.  However, we consider our common stock to be thinly traded and, as a result, any reported sales prices may not be a true market-based valuation of the common stock.

(b) Holders of Common Stock

We had 207 stockholders of record as of April 12, 2019 and 51,643,048 shares outstanding. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On December 3, 2018 the Company authorized the issuance of 100,000 shares of common stock to a consultant engaged during 2018 for a value of $0.17 per share or $17,000, for the provision of insight and market instruction with regard to the healthcare market. There were no fees or cash involved with this consulting contract that expires on June 4, 2019.

Subsequent Issuances After Year-End

On January 2, 2019 the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The terms of the contract call for an annual salary of $90,000 for the first year, effective March 1, 2019 and increasing to $120,000 once the Company’s revenue exceeds monthly expenses, then incrementally over time and with certain operational results, up to $200,000/year. The salary may be paid, at the employee’s discretion, either in cash or in common stock. A $1,000 per month allowance will be granted to the executive for housing near the Company’s South Carolina facility. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020; 375,000 shares on March 1, 2021 and the final 375,000 shares on March 1, 2022.

On January 28, 2019, the Company agreed to convert $131,327 of principal and interest of the notes payable described in Note 6(f) into 987,421 shares of the Company’s common stock. As of the date of filing the Company had not yet issued the shares.

On March 26, 2019 the Company issued 200,000 shares of common stock to two employees of the Company as compensation in lieu of commission on sales of the Company’s products.

On March 27, 2019, the Company settled a convertible note dated January 15, 2019 with a non-related party, in the combined amount of principal and interest of $539,936 at $0.1525/share of common stock, for a total conversion of debt into equity of $539,936 for 3,597,989 restricted shares of common stock. This conversion transaction shall retire the entire note as paid in full. The shares have not been issued as of this filing.

On March 29, 2019, the Company executed a settlement agreement with a contractual consultant, UCAP Partners, LLC for the settlement of $25,000 owed to the contractor. The settlement terms include acknowledgement that the Company owes UCAP $25,000 as payment for said services; that UCAP purchased and fully paid for Series A Preferred Stock and Warrants from the Company on December 3, 2018 (100,000 Preferred Series A Shares and 100,000 warrants to purchase common shares at $0.10/share); that the Company shall issue 164,000 shares of its common stock as payment in full for the services rendered on the consulting contract; the Company shall accept UCAP’s conversion and exercise of the purchased 100,000 Preferred Series A shares into 100,000 shares of the Company’s common stock and the Company shall accept the cashless conversion of UCAP’s 100,000 warrant into 34,400 shares of the Company’s restricted common stock; and, as inducement for and consideration for the settlement of the Company’s debt to UCAP, the Company agrees to grant 500,000 additional shares of the Company’s restricted stock. The Company has not issued any shares with regard to the settlement of this debt at the time of this filing.

Subsequent Share Reservations After Year-End

From January 15, 2019 through March 13, 2019, the Company has executed eight separate convertible notes, each requiring specific numbers of shares of the Company’s common stock to be held in reserve. As of April 12, 2019, there are 44,233,756 shares of the Company’s common stock held in reserve in the event of default on these notes. Additionally, one of the eight convertible notes was issued with 300,000 warrant at $0.20 per share.

Subsequent Share Reservations After Year-End

From January 15, 2019 through March 13, 2019, the Company has executed eight separate convertible notes, each requiring specific numbers of shares of the Company’s common stock to be held in reserve. As of April 12, 2019, there are 44,233,756 shares of the Company’s common stock held in reserve in the event of default on these notes.

Issuer Purchase of Securities

We did not repurchase any of our equity securities during the year ended December 31, 2018.

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

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations, recording annual net losses of $3,182,483 and $2,721,536 for the years ended December 31, 2018 and 2017.

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

The expected costs for the next twelve months include:

•	continuation of commercial launch of non-toxic sanitizing, disinfecting and sterilizing products and technologies with a strong emphasis on health care facilities, including hospitals, nursing homes, assisted living facilities, clinics and medical, dental and veterinarian offices;

•	continued research and development on product generation units including those designed for on-site deployment at customers’ facilities;

•	accelerated research and development and initial commercialization on applications of the products in the agricultural sector, most specifically with respect to abatement of a specific crop disease crisis caused by a bacterium in the U.S. and elsewhere;

•	acquiring available complementary technology rights;

•	payment of short-term debt;

•	hiring of additional personnel in 2019; and

•	general and administrative operating costs.

Management projects these costs to total approximately $2,500,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements. Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions, management believes that the Company expects to be at or close to profitability by the end of the third quarter of 2019.

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	Year ended December 31, 2018	Year ended December 31, 2017
Cash and cash equivalents	$4,893	$7,838
Total current assets	281,742	40,321
Total assets	4,846,988	4,754,181
Total liabilities	3,141,401	1,456,198
Accumulated deficit	(9,927,003)	(6,744,520)
Total stockholders’ equity	$1,705,587	$3,297,983

The Company recorded a net loss of $3,182,483 and had a working deficit of $1,606,592 for the year ended December 31, 2018. We have recorded a relatively small amount of revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During 2018 and 2017 the Company has relied on raising equity capital and borrowing from stockholders and third parties to fund its ongoing day-to-day operations and its corporate overhead. As December 31, 2018 we had $4,893 in cash compared to $7,838 in cash at December 31, 2017. We had total liabilities of $3,141,401 at December 31, 2018 compared to $1,456,198 at December 31, 2017.

Total assets increased by $92,807 at December 31, 2018 compared to December 31, 2017. This increase is primarily from increases property and equipment to $499,972 (net of depreciation) acquired during the year ended December 31, 2018, and prepaid expenses which increased to $218,494 which increased as a result of shares issued for prepaid consulting services.

Total liabilities increased by $1,685,203 at December 31, 2018 compared to December 31, 2017. This increase is primarily comprised of additions to convertible notes (net of discount) of $553,814 notes payable (net of discount) of approximately $526,371, derivative liabilities of $322,976, preferred stock liability of $144,352 and to accounts payable and accrued liabilities of approximately $445,081 related to administrative and professional services during the year ended December 31, 2018.

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

The table below presents information regarding cash flows:

SUMMARY OF CASH FLOWS	Year ended December 31, 2018	Year ended December 31, 2017
Net cash used in operating activities	$(836,702)	$(1,433,186)
Net cash used in investing activities	(226,443)	(282,297)
Net cash provided by operating activities	1,060,200	1,702,243
Net change in cash	$(2,945)	$(13,240)

Commitments and Obligations

At December 31, 2018 the Company recorded notes payable (related and non-related party) totaling approximately $1,353,197 (net of debt discount) compared to notes payable totaling $1,134,217 (net of debt discount) at December 31, 2017. These notes payable represent cash advances received and expenses paid from third parties and related parties. All of the notes payable are non-collateralized, carry interest from 0% to 13% and are due ranging from on demand to January 2, 2020.

At December 31, 2018 the Company recorded convertible notes payable totaling approximately $553,814 (net of debt discount) compared to convertible notes payable totaling $0 at December 31, 2017. These notes payable represent cash advances received and expenses paid from third parties and related parties. All of the convertible notes payable are non-collateralized, carry interest from 5% to 12% and are due ranging from June 5, 2019 to March 31, 2021.

In 2017, we elected to centralize our headquarters and operations in South Carolina, moving all office operations on December 31, 2017 from Lenexa, Kansas to South Carolina. The South Carolina lease amounts to $4,800 per month, expires on November 30, 2019 and includes an option to renew for two additional three-year periods. We are in arrears in our lease payment for this location but have a verbal arrangement with our landlord for making additional payments during 2019 in order to become current.

Results of Operations

SUMMARY OF OPERATIONS	Year ended December 31,
	2018	2017
Revenues	$266,122	$123,105

Total operating expenses	$2,934,065	2,392,007
Total other expense	514,540	452,634
Net loss	$3,182,483	$2,721,536
Basic and diluted loss per share	$0.07	$0.07

     Revenues increased to $266,122 for the year ended December 31, 2018 compared to $123,105 for the year ended December 31, 2017. The revenue increases for 2018 were due to the increased volume of fluids sold, the sale of a piece of fluid producing equipment, licensing revenue from EPA sub registration, and placing equipment under the Company’s 2-year Systems Service Agreements (“leases”).

Total operating expenses increased to $2,934,065 for the 2018 year compared to $2,392,007 for the 2017 year. The total operating expense increases for 2018 were due to an increase in operations from a result of increased revenue, revenue costs, and increased stock-based compensation.

General and administrative expenses increased to $2,509,924 for the 2018 year compared to $1,745,792 for the 2017 year. General and administrative expense increases for 2018 were due to an increase in operations from a result of increased revenue, contract services and increased stock-based compensation.

Research and development expenses decreased to $14,000 for the 2018 year compared to $315,385 for the 2017 year. Research and development expenses decreased for 2018 due to completion of a small portion of testing of the application of the Hydrolyte® technology in the oil and gas industry and as a biocide in institutional facilities, such as, hospitals, jails and medical facilities; and less cost associated with research and development in the agricultural market.

Depreciation and amortization expenses increased to $336,708 for the 2018 year compared to $291,590 for the 2017 year. Depreciation and amortization expenses increased in 2018 due to placing equipment into service during the year and amortization of new intangible assets.

Total other expenses increased to $514,540 for the 2018 year compared to $452,634 for the 2017 year. The overall increase was a result of an increase in interest expense, loss on change in fair value of derivatives and loss on change in fair value of preferred stock liabilities. This was offset by a decrease in other expense. Interest expense and other expense increased in 2018 as there was an increase in notes payable outstanding accruing interest during 2018. The loss on change in fair value of derivatives was the result of the Company issuing notes with conversion features that required bifurcation for the first time in 2018

As a result of the changes described above, the net loss increased to $3,182,483 for the 2018 year compared to $2,721,536 for the 2017 year.

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

The Company believes the following accounting policies are critical:

Use of Estimates – The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Estimates are based on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Derivative and Preferred Stock Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2018, and December 31, 2017, the Company had a $322,976 and $0 derivative liability, respectively and preferred stock liabilities of $144,352 and $0, respectively.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 7 for additional information.

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

Impairment of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the fair value. Under similar analysis no impairment was recorded during the years ended December 31, 2018 and 2017.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 1 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The recorded impairment expense was nil for the years ended December 31, 2018 and 2017, respectively.

Research and Development – Research and development costs are recognized as an expense during the period incurred, which is until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Revenue Recognition – On May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customer (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principal is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

The Company has disclosed disaggregated revenue via revenue stream on the face of the statement of operations. The Company did not have any contract assets or liabilities at December 31, 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PCT LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PCT LTD:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PCT LTD (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2015.

Salt Lake City, UT

April 15, 2019

PCT LTD

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$4,893	$7,838
Accounts receivable	49,140	12,637
Inventory	7,105	10,526
Prepaid expenses	218,494	7,210
Other Assets	2,110	2,110
Total current assets	281,742	40,321

FIXED ASSETS
Property and equipment, net	499,972	383,254

OTHER ASSETS
Intangible assets, net	4,059,775	4,325,107
Deposits	5,499	5,499
Total other assets	4,065,274	4,330,606

TOTAL ASSETS	$4,846,988	$4,754,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$350,593	$134,613
Accrued expenses – related parties	54,033	8,656
Accrued expenses	362,436	178,712
Notes payable – related parties	93,000	713,000
Convertible notes payable, net	161,280	—
Notes payable	399,664	421,217
Derivative liability	322,976	—
Preferred stock liability	144,352	—
Total current liabilities	1,888,334	1,456,198

Commitments and Contingencies	—	—

LONG TERM LIABILITIES
Notes payable – related parties, net of current portion	733,826	—
Notes payable, net of current portion	126,707	—
Convertible notes payable, net of current portions	392,534	—
TOTAL LIABILITIES	3,141,401	1,456,198

STOCKHOLDER’S EQUITY
Preferred stock, $0.001 par value; 10,000,000 authorized; Nil issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value; 300,000,000 authorized; 44,559,238 and 41,179,238 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	44,560	41,180
Additional paid-in-capital	11,588,030	10,001,323
Accumulated deficit	(9,927,003)	(6,744,520)
TOTAL STOCKHOLDERS’ EQUITY	1,705,587	3,297,983

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,846,988	$4,754,181

The accompanying notes are an integral part of these consolidated financial statements.

PCT LTD

Consolidated Statements of Operations

	For the year ended December 31,
	2018	2017
REVENUES
Product	$131,006	$92,605
Licensing	39,000	20,500
Equipment leases	96,116	10,000
Total revenue	266,122	123,105

OPERATING EXPENSES
General and administrative	2,509,924	1,745,792
Research and development	14,000	315,385
Costs of product, licensing and equipment leases	73,433	39,240
Depreciation and amortization	336,708	291,590
Total operating expenses	2,934,065	2,392,007

Loss from operations	(2,667,943)	(2,268,902)

OTHER EXPENSES
Interest expense	(207,212)	(81,201)
Loss on change in fair value of derivative liability	(222,976)	—
Loss on change in fair value of preferred stock liability	(84,352)	—
Other expense	—	(371,433)
Total other expenses	(514,540)	(452,634)

Loss from operations before income taxes	(3,182,483)	(2,721,536)

Income taxes	—	—

NET LOSS	$(3,182,483)	$(2,721,536)

Basic and diluted net loss per share	$(0.07)	$(0.07)

Basic and diluted weighted average shares outstanding	43,513,512	39,430,536

The accompanying notes are an integral part of these consolidated financial statements.

PCT LTD

Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2018 and 2017

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2016	37,117,572	37,118	$3,708,882	$(4,022,984)	$(276,984)
Common stock issued for cash	1,474,000	1,474	1,088,526	—	1,090,000
Common stock issued for intellectual property	2,250,000	2,250	4,402,800	—	4,405,050
Common stock issued for other expenses	337,666	338	371,095	—	371,433
Stock-based compensation	—	—	430,020	—	430,020
Net loss for the year ended December 31, 2017	—	—	—	(2,721,536)	(2,721,536)
Balance – December 31, 2017	41,179,238	41,180	$10,001,323	$(6,744,520)	$3,297,983
Common stock issued for cash	230,000	230	114,770	—	115,000
Common stock issued for services	3,150,000	3,150	1,396,850	—	1,400,000
Beneficial conversion features	—	—	75,087	—	75,087
Net loss for the year ended December 31, 2018	—	—	—	(3,182,483)	(3,182,483)
Balance – December 31, 2018	44,559,238	44,560	$11,588,030	$(9,927,003)	$1,705,587

The accompanying notes are an integral part of these consolidated financial statements.

PCT LTD

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(3,182,483)	$(2,721,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	336,708	291,590
Amortization of debt discount	62,681	14,266
Bad debt expense	3,000	—
Common stock issued for services	1,182,875	—
Stock-based compensation	—	430,020
Common stock issued for other expense	—	371,433
Loss on change in fair value of derivative liability	222,976	—
Loss on change in fair value of preferred stock liability	84,352	—
Expenses paid on behalf of the Company	—	14,722
Impairment loss	26,550	—
Changes in operating assets and liabilities:
Accounts receivable	(39,503)	(8,619)
Inventory	15,220	(161,164)
Prepaid expenses	5,841	(58)
Deposits	—	75,184
Accounts payable	215,980	84,316
Accrued expenses	183,724	176,660
Accrued expenses – related parties	45,377	—
Net cash used in operating activities	(836,702)	(1,433,186)

Cash Flows from Investing Activities
Purchase of fixed assets	(181,443)	(132,297)
Purchase of intangible assets	(45,000)	(150,000)
Net cash used in investing activities	(226,443)	(282,297)

Cash Flows from Financing Activities
Proceeds from notes payable – related parties	124,000	530,500
Proceeds from notes payable	356,200	262,500
Proceeds from convertible notes payable	510,000	—
Repayment of notes payable – related parties	(17,000)	(55,722)
Repayment of notes payable	(20,000)	(125,035)
Repayment of convertible notes	(68,000)	—
Proceeds from preferred stock subscriptions	60,000	—
Proceeds from common stock issued for cash	115,000	1,090,000
Net cash provided by financing activities	1,060,200	1,702,243

Net change in cash	(2,945)	(13,240)

Cash and cash equivalents at beginning of period	7,838	21,078

Cash and cash equivalents at end of period	$4,893	$7,838

The accompanying notes are an integral part of these consolidated financial statements.

PCT LTD

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2018	2017
Supplemental Cash Flow Information:
Cash paid for interest	$55,608	$33,389
Cash paid for Income taxes	—	—

Non-Cash Investing and Financing Activities
Beneficial conversion feature	$75,087	$—
Extinguishment of notes payable	250,000	—
Original debt discount against notes payable	20,000
Original debt discount against notes payable – related parties	13,464	—
Common stock issued for prepaid expenses	1,400,000	—
Original debt discount against convertible notes	127,000	—
Common stock issued for intellectual property	—	4,405,050
Modification of notes payable	245,000	4,535
Modification of notes payable – related parties	727,000	198
Inventory reclassified as equipment not yet in service	—	193,344

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – PCT Ltd (the “Company”), a Delaware corporation, (formerly Bingham Canyon Corporation) was formed on August 27, 1986. The Company changed its domicile to Nevada on August 26, 1999.

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

Effective on February 29, 2018, the Company changed its name from Bingham Canyon Corporation to PCT LTD to more accurately identify the Company’s direction and to develop the complimentary relationship and association with its wholly-owned operating company, PCT Corp.

Principles of Consolidations – The accompanying consolidated financial statements include the accounts of PCT LTD (“Parent”) and PCT Corp. All intercompany accounts have been eliminated upon consolidation.

Use of Estimates – The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Estimates are based on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. There was cash of $4,893 and $7,838 at December 31, 2018 and 2017, respectively. There were no cash equivalents at December 31, 2018 and December 31, 2017 respectively.

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

The carrying values of our financial instruments, including, cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short maturities of these financial instruments. There were no financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2017.

Derivative liabilities and preferred stock liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the years ended December 31, 2018 and 2017. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018, consisted of the following:

	Total fair value at December 31, 2018 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Preferred stock liability (1)	144,352	—	—	144,352
Derivative liability (1)	322,976	—	—	322,976
Total	467,328	—	—	467,328

(1) The Company has estimated the fair value of these liabilities using the Binomial Model.

Derivative and Preferred Stock Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2018, and December 31, 2017, the Company had a $322,976 and $0 derivative liability, respectively and preferred stock liabilities of $144,352 and $0, respectively.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 7 for additional information.

Accounts Receivable – Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. The Company provided allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable is periodically evaluated for collectability bases on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the Company provided an allowance for doubtful accounts of $0 and $12,000 for the years ending December 31, 2018 and 2017, respectively.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method. We record the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. As of December 31, 2018, and 2017, the inventory consisted of parts for equipment sold as replacement parts to existing customers or sold to new customers. The Company has recorded a reserve allowance of $0 and $0 for the years ended December 31, 2018 and 2017, respectively. The Company wrote off the inventory previously reserved against during 2017. The Company has determined that some of the supplies inventory is necessary to be placed into service, after assembly into equipment to be used in product manufacturing and classified as Machines and Equipment. The balance at December 31, 2018 and 2017 of such supplies and equipment not yet placed in service amounted to $319,735 and $269,382, respectively. During the 4th quarter of 2017, management determined that $193,344 of supplies inventory as of the 3rd quarter of 2017 be reclassified to property and equipment.

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

Impairment of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the fair value. Under similar analysis no impairment was recorded during the years ended December 31, 2018 and 2017.

Intangible Assets – Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 1 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The recorded impairment expense was nil for the years ended December 31, 2018 and 2017, respectively.

Research and Development – Research and development costs are recognized as an expense during the period incurred, which is until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Revenue Recognition – On May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customer (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principal is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

The Company has disclosed disaggregated revenue via revenue stream on the face of the statement of operations. The Company did not have any contract assets or liabilities at December 31, 2018.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of December 31, 2018, there were outstanding common share equivalents (options, warrants and convertible debt) which amounted to 5,852,661 of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

Reclassification – Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation. Current liabilities were reclassified and the reclassification had no impact on total financial position, net income, or stockholders’ equity.

Recent Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”), and associated ASUs related to ASU 842, Leases, which require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In addition, the new guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For leases where we are a lessee, the presentation and measurement of the assets and liabilities will depend on each lease’s classification as either a finance or operating lease. For leases where we are a lessor, the accounting remains largely unchanged from current U.S. GAAP but does contain some targeted improvements to align with the new revenue recognition guidance issued in 2014 (ASC 606). The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. With the adoption of ASU 2018-07, the accounting for share-based payments for nonemployees and employees will be substantially the same. ASU 2018-07 is effective for public companies for annual and interim periods beginning after December 15, 2018, with early adoption permitted. ASU 2018-07 is not expected to have a material impact on the Company’s financial statements.

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

NOTE 2 – Going Concern

The accompanying audited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception of $9,927,003 and has negative cash flows from operations. As of December 31, 2018, the Company had a working capital deficit of $1,606,592, as compared to $1,415,877 at December 31, 2017. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2018 and 2017 respectively.  The Company was subject to United States federal and state income taxes at an approximate rate of 34% for the year ended May 31, 2017. Due to the enactment of the Tax Reform Act of 2017, the tax rate for the year ended May 31, 2018 has been reduced to 21%.

The components of the net deferred tax asset as of December 31, 2018, and 2017:

For the year ended December 31,	2018	2017

Net operating loss carry forwards	$2,607,659	$2,293,137
Stock/options issued for services	(323,275)	(74,875)
Stock/option issued for acquisitions	(106,856)	(162,766)
Contributed services	(77,997)	(126,287)
Depreciation and Amortization	(175,363)	(142,563)
Meals & Entertainment	(1,809)	(339)
Loss on change in fair value of conversion features	(46,820)	—
Accretion of discount on convertible note	(12,640)	—
Loss on preferred stock liability	(17,710)	—
Valuation allowance	$(1,845,189)	$(1,786,307)

Federal and state net operating loss carry forwards at December 31, 2018 were $6,541,856. The net operating loss carry forwards expire between 2033 and 2038.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2018 and 2017, respectively:

For the Years Ended December 31,	2018	2017
Book income (loss) from operations	$(668,321)	$(925,322)
Stock/options issued for services	248,400	—
Stock/options issued for acquisition	—	146,207
Contributed services	—	126,287
Depreciation & Amortization	70,710	99,141
Meals & Entertainment	1,550	207
Loss on change in fair value of conversion feature	46,820	—
Accretion of discount on convertible note	12,640	—
Preferred stock liability loss	17,710	—
Change in valuation allowance	270,491	553,480
Provision for Income Taxes	$—	$—

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2018, and 2017, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2018 and 2017 relating to unrecognized benefits.

The tax years 2018 and 2017 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 4 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from 3 to 7 years once placed into service.  Depreciation expense does not begin until documentation of equipment placed in service is provided. Machinery and leased equipment is not intended to be sold to the customer at the end of the lease term. Depreciation expense was $26,376 (2017 - $18,790) for the year ended December 31, 2018, of which $11,549 (2017 - $12,191) relates to product costs and $10,749 (2017 - $422) relates to leased equipment costs. During the year ended December 31, 2018, the Company recognized an impairment charge of $26,550 (2017 - $Nil). Property and equipment at December 31, 2018 and 2017 consisted of the following:

December 31,	2018	2017
Machinery and leased equipment	$138,209	$129,076
Machinery and equipment not yet in service	369,754	278,079
Office equipment and furniture	20,064	20,064
Website	2,760	2,760
Leasehold improvements	—	—

Total Property and equipment	$530,787	$429,979
Less: Accumulated depreciation	(30,815)	(46,725)

Property and equipment, net	$499,972	$383,254

NOTE 5 – INTANGIBLE ASSETS

Amortization is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets, which range from 1 to 15 years.  Amortization expense was $310,332 for the year ended December 31, 2018, of which $16,662 relates to patents and $293,670 relates to technology rights. Amortization expense was $272,800 for the year ended December 31, 2017, of which $13,681 relates to product costs, $3,029 relates to licensing costs and $1,477 relates to leased equipment costs. No impairment was recognized during the twelve months ended December 31, 2018. Intangible assets at December 31, 2018 and 2017 consisted of the following:

The components of intangible assets at December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018	December 31, 2017
Patents	$4,514,989	$4,505,489
Technology rights	235,500	200,000
Intangibles, at Cost	4,750,489	4,705,489
Less Accumulated Amortization	(690,714)	(380,382)
Net Carrying Amount	$4,059,775	$4,325,107

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

On April 12, 2018, the Company entered into a Purchase agreement with a third party to purchase its exclusive rights to US EPA Product Registration No. 83241-1 for a fixed fee. The Company paid $5,000 on execution of the agreement and has continued to make periodic installment payments for the purchase of this Registration. At December 31, 2018, the Company owed $45,000 of installment payments.

NOTE 6 - DEBT

The following table summarizes notes payable as of December 31, 2018 and December 31, 2017:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at December 31, 2018	Balance at December 31, 2017
Note Payable (c)	$150,000	5/18/2016	6/1/2019	13.00%	$150,000	$150,000
Note Payable (f) *	$50,000	10/18/2016	8/18/2017	5.00%	$—	$50,000
Note Payable (f) *	$25,000	4/12/2017	10/12/2017	5.00%	$—	$25,000
Note Payable (b)***	$25,000	5/8/2017	6/30/2018	0.00%	$27,500	$25,000
Note Payable (f) *	$25,000	7/25/2017	9/25/2017	5.00%	$—	$25,000
Note Payable (e)	$50,000	9/1/2017	12/31/2017	8.00%	$—	$50,000
Note Payable (e)	$25,000	9/27/2017	12/31/2017	8.00%	$—	$25,000
Note Payable (e)	$37,500	10/11/2017	10/11/2018	8.00%	$—	$37,500
Note Payable (f) *	$20,000	10/24/2017	4/24/2018	5.00%	$—	$20,000
Note Payable **	$56,000	12/1/2017	1/10/2018	8.00%	$—	$20,000
Note Payable (a)	$150,000	1/5/2018	4/3/2018	8.00%	$—	$—
Note Payable (e)	$12,500	2/16/2018	4/15/2018	8.00%	$—	$—
Note Payable (a)	$250,000	2/27/2018	4/30/2018	8.00%	$—	$—
Note Payable (e)	$130,000	6/20/2018	1/2/2020	8.00%	$130,000	$—
Note Payable (f)*, ***	$126,964	6/20/2018	8/31/2018	6.00%	$126,964	$—
Note Payable (d)***	$26,500	6/26/2018	7/31/2018	10.00%	$26,500	$—
Note Payable (g)***	$60,000	10/30/2018	12/30/2018	8.00%	$60,000	$—
Note Payable (h)	$8,700	11/15/2018	6/30/2019	10.00%	$8,700	$—
Subtotal					$529,664	$427,500
Debt Discount					$(3,293)	$(6,283)
Balance, net					$526,371	$421,217
Less current portion					$(399,664)	$(421,217)
Total long-term					$126,707	$—

* Indicates a re-classification from a related party to a non-related party note, as of January 1, 2018
** Paid off during the period *** Currently in default

a)	On January 5, 2018, the Company entered into a promissory note with an unrelated party for $150,000. The note is due April 3, 2018, is unsecured and bears an interest rate of 8.0% per annum. Effective February 27, 2018 the Company extinguished its January 5, 2018 promissory note of $150,000 with an unrelated party and consolidated this amount into a new promissory note for $250,000 (an additional $100,000 received). The note is due on April 30, 2018, is unsecured and bears an interest rate of 8.0% per annum. On March 28, 2018 the Company extinguished its February 27, 2018 promissory note of $250,000 with an unrelated party and consolidated this amount into a convertible note for $450,000 (receiving $100,000 in the first quarter of 2018 and the remaining $100,000 in the second quarter of 2018). See under convertible notes table below for additional details of the convertible note.

b)	On May 29, 2018, the Company entered into a Guarantee Agreement with a non-related party. The Company owed an unrelated party $25,000 that was due on October 10, 2017. In consideration for increasing the principal amount of the loan to $27,500 and a personal guarantee by the Company’s CEO, the lender agreed to extend the maturity date of the loan to June 30, 2018. The Company evaluated the modification pursuant to ASC 470-60 Troubled Debt Restructuring by Debtors, and ASC 470-50 Modification and Extinguishment. The Company concluded that the Company is experiencing financial difficulty and that a concession was not granted. As the creditors have not granted a concession the guidance contained in ASC 470-60 does not apply. As the original and new debt instruments are not considered substantially different, extinguishment accounting does not apply, and the Company accounted for the revised note as a debt modification. The carrying amount of the payable was not adjusted and the effects of the changes are reflected in future periods by computing the constant effective interest rate and applying it to the carrying amount of the payable each period until maturity.

c)	On June 1, 2018, the Company signed an agreement to extend its $150,000 note dated May 18, 2016 for one year, for a total extension fee of $7,500 ($6,000 broker fee and $1,500 lender fee). The Company paid one-half of the total fee ($3,750), recorded as interest expense. The remainder of the extension fee, ($3,750), is past due and upon payment to the non-related note-holder, the loan shall be extended through June 1, 2019. The terms of the note remain the same, with interest set at 13%.

d)	On June 26, 2018, the Company entered into a promissory note with an unrelated party for $26,500. The note is due July 31, 2018, is unsecured and bears an interest rate of 10% per annum. Payment of the note and interest are past due as of December 31, 2018 and the Company has temporarily granted the lender permission to waive the lender’s obligation as a royalty-paying licensee of $1,500 per month in minimum fluid solution payments until the Company is able to satisfy the terms of this note.

e)	On June 20, 2018, the Company had the following notes, to a non-related party, outstanding:
•	$50,000 issued September 1, 2017
•	$25,000 issued September 27, 2017
•	$37,500 issued October 11, 2017
•	$12,500 issued February 16, 2018

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

f)	On June 20, 2018, the Company had the following notes to a non-related party, outstanding:
•	$50,000 issued October 18, 2016
•	$25,000 issued April 12, 2017
•	$25,000 Issued July 25, 2017
•	$20,000 issued October 24, 2017

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

At December 31, 2018, the Company has not repaid the $66,964 due on August 31, 2018; hence making $66,964 and $60,000, and interest, due immediately.

g)	On October 30, 2018, the Company entered into a promissory note with an unrelated party for $60,000. The note is due December 30, 2018, is unsecured and bears an interest rate of 8% per annum. Payment of the note and interest are past due as of December 31, 2018.

h)	On November 15, 2018, the Company entered into a promissory note with an unrelated party for $8,700. The note is due June 30, 2019, is unsecured and bears an interest rate of 10% per annum.

The following table summarizes notes payable, related parties as of December 31, 2018 and December 31, 2017:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at December 31, 2018	Balance at December 31, 2017
Note Payable, RP (l)	$25,000	4/27/2017	4/27/2018	3.00%	$—	$17,500
Note Payable, RP (m)	$15,000	5/15/2017	5/15/2018	5.00%	$—	$15,000
Note Payable, RP (l)	$10,000	6/12/2017	6/12/2018	3.00%	$—	$10,000
Note Payable, RP (l)	$5,500	7/3/2017	6/30/2018	3.00%	$—	$5,500
Note Payable, RP **	$2,000	7/5/2017	6/30/2018	3.00%	$—	$2,000
Note Payable, RP **	$3,000	7/6/2017	6/30/2018	3.00%	$—	$3,000
Note Payable, RP **	$2,500	7/10/2017	6/30/2018	3.00%	$—	$2,500
Note Payable, RP **	$2,500	7/12/2017	6/30/2018	3.00%	$—	$2,500
Note Payable, RP (l)	$25,000	7/13/2017	6/30/2018	3.00%	$—	$25,000
Note Payable, RP (l)	$5,000	8/14/2017	6/30/2018	3.00%	$—	$5,000
Note Payable, RP (k) *	$275,000	9/27/2017	10/1/2018	7.50%	$—	$275,000
Note Payable, RP (l)	$250,000	11/15/2017	12/15/2018	1.00%	$—	$250,000
Note Payable, RP (k)	$100,000	11/15/2017	10/1/2018	7.50%	$—	$100,000
Note Payable, RP (i)	$30,000	4/10/2018	1/15/2019	3.00%	$30,000	$—
Note Payable, RP (j) (l)	$24,000	5/31/2018	6/30/2019	3.00%	$—	$—
Note Payable, RP (k) *	$380,000	6/20/2018	1/2/2020	8.00%	$380,000	$—
Note Payable, RP (l)	$350,000	6/20/2018	1/2/2020	5.00%	$350,000	$—
Note Payable, RP (m)	$17,000	6/20/2018	1/2/2020	5.00%	$17,000	$—
Note Payable, RP (n)**	$5,000	7/13/2018	6/30/2019	3.00%	$—	$—
Note Payable, RP (o)***	$50,000	7/27/2018	11/30/2018	8.00%	$50,000	$—
Note Payable, RP (p)	$5,000	10/9/2018	Demand	0.00%	$5,000	$—
Note Payable, RP (q)	$5,000	10/19/2018	Demand	0.00%	$5,000	$—
Note Payable, RP (r)**	$2,000	10/24/2018	Demand	0.00%	$—	$—
Note Payable, RP (s)	$3,000	10/24/2018	Demand	0.00%	$3,000	$—
Subtotal					$840,000	$713,000
Debt Discount					$(13,174)	$—
Balance, net					$826,826	$713,000
Less current portion					$(93,000)	$(713,000)
Total long-term					$733,826	$—

* Indicates a note that is collateralized by a patent (Note 4)
** Paid off during the period ***Currently in default

i)	On April 10, 2018 the Company entered into a promissory note with an entity owned by the Chairman of the Company for $30,000. The note is due January 15, 2019, is unsecured and bears an interest rate of 3.0% per annum.

j)	On May 31, 2018 the Company entered into a promissory note with the Chairman of the Company for $24,000. The note is due June 30, 2019, is unsecured and bears an interest rate of 3.0% per annum.

k)	On June 20, 2018, the Company had the following notes to the CEO and Director of the Company outstanding:
•	$275,000 issued September 27, 2017
•	$100,000 issued November 15, 2017

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

l)	On June 20, 2018, the Company had the following notes to the Chairman of the Company outstanding:
•	$17,500 issued April 27, 2017
•	$10,000 issued June 12, 2017
•	$5,500 Issued July 3, 2017
•	$25,000 issued July 13, 2017
•	$5,000 issued August 14, 2017
•	$250,000 issued November 15, 2017
•	$24,000 issued May 31, 2018

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

m)	On June 20, 2018, the Company had a $15,000 note to the Chairman of the Company’s spouse outstanding. On June 20, 2018, the Company issued a new note that consolidated the note above as well as any outstanding interest owed. The new note has a principal of $17,000, bears interest at 5% per annum and is due on January 2, 2020. The Company evaluated the transaction under the guidance found in ASC 470-50 Modification and Extinguishment.

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

n)	On July 13, 2018 the Company entered into a promissory note with the Chairman of the Company for $5,000. The note is due June 30, 2019, is unsecured and bears an interest rate of 3.0% per annum. This note was repaid during the period ended December 31, 2018

o)	On July 27, 2018, the Company entered into a short-term promissory note with the CEO and Director of the Company, for $50,000 to be used in operations. The note is unsecured, incorporates the purchase of a piece of SurvivaLyte® equipment at cost and grants a three-year (from installation of equipment), non-exclusive US EPA sub-registration for markets (with specific exceptions) in a specific geographical location with a per gallon royalty feature as added benefits, is due on November 15, 2018, and bears an interest rate of 8% per annum. The Note Payable agreement was extended through November 30, 2018 on November 19, 2018, the additional benefit section of the note was removed, the equipment was never transferred to the Officer and Director, the equipment was never installed, and no related sales occurred nor related royalties were earned by the Company, through December 31, 2018 and through the date of this filing. The Company evaluated the transaction under the guidance found in ASC 470-50 Modification and Extinguishment.

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

p)	On October 9, 2018 the Company entered into a promissory note with the CEO of the Company for $5,000. The note is due on demand, is unsecured and non-interest bearing.

q)	On October 19, 2018 the Company entered into a promissory note with the CEO of the Company for $5,000. The note is due on demand, is unsecured and non-interest bearing.

r)	On October 19, 2018 the Company entered into a promissory note with the Chairman of the Company for $2,000. The note is due on demand, is unsecured and non-interest bearing. This note was repaid during the year ended December 31, 2018.

s)	On October 24, 2018 the Company entered into a promissory note with the Chairman of the Company for $3,000. The note is due on demand, is unsecured and non-interest bearing.

The following table summarizes convertible notes payable as of December 31, 2018 and December 31, 2017:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at December 31, 2018	Balance at December 31, 2017
Convertible Note Payable (t)	$450,000	3/28/2018	3/31/2021	8.00%	$450,000	$—
Convertible Note Payable (u)**	$68,000	6/13/2018	6/5/2019	12.00%	$—	$—
Convertible Note Payable (v)	$38,000	7/30/2018	7/25/2019	12.00%	$38,000	$—
Convertible Note Payable (w)	$53,000	8/29/2018	8/27/2019	12.00%	$53,000	$—
Convertible Note Payable (x)	$50,000	12/6/2018	12/6/2019	5.00%	$50,000	$—
Convertible Note Payable (y)	$65,000	12/6/2018	12/6/2019	5.00%	$65,000	$—
Convertible Note Payable (z)	$63,000	12/12/2018	12/5/2019	12.00%	$63,000	$—
Subtotal					$719,000	$—
Debt Discount					$(165,186)	$—
Balance, net					$553,814	$—
Less current portion					$(161,280)	$—
Total long-term					$392,534	$—
** Paid off during the period

t)	On March 28, 2018 the Company extinguished its February 27, 2018 promissory note of $250,000 with an unrelated party and consolidated this amount into a convertible note for $450,000 (receiving $100,000 in the first quarter of 2018 and the remaining $100,000 in the second quarter of 2018). The note is due on March 31, 2021 and is convertible into common stock at a conversion price of $0.4285 and bears interest of 8.0% per annum. This note also contains an anti-dilution clause, which becomes effective in the event the Company 60,000,000 issued shares of its stock. Due to the fact that the trading price of the Company’s common stock was greater than the stated conversion rate of this note on the date of issuance, a total discount of $75,087 for the beneficial conversion was recorded against the note and will be amortized against interest expense through the life of the note. As of December 31, 2018, interest expense of $17,622 was recorded as part of the amortization of the beneficial conversion feature of this note. As of December 31, 2018, the note had a principal balance of $450,000.

u)	On June 13, 2018, the Company entered into a convertible promissory with an unrelated party for $68,000. The note is due on June 5, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 17% to 22% to 27% to 32% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the notice which is not paid when due shall bear interest at the rate of 22.0% per annum from the due date until paid. The Company must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the note, with an initial reserved share amount of 1,592,506 shares. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 3 lowest trading prices during the 15 trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. The note isn’t convertible until 180 days following funding and no derivative liability was recognized as the note was fully repaid prior becoming convertible.

v)	On July 30, 2018, the Company entered into a convertible promissory with an unrelated party for $38,000. The note is due on July 25, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 17% to 22% to 27% to 32% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the notice which is not paid when due shall bear interest at the rate of 22.0% per annum from the due date until paid. The Company must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the note, with an initial reserved share amount of 1,038,251 shares. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 3 lowest trading prices during the 15 trading day period prior to the conversion date.

Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of December 31, 2018.

w)	On August 29, 2018, the Company entered into a convertible promissory with an unrelated party for $53,000. The note is due on August 27, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 17% to 22% to 27% to 32% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the notice which is not paid when due shall bear interest at the rate of 22.0% per annum from the due date until paid. The Company must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the note, with an initial reserved share amount of 1,408,950 shares. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 3 lowest trading prices during the 15 trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of December 31, 2018.

x)	On December 6, 2018, the Company entered into a convertible promissory with an unrelated party in the principal amount of $150,000, with an original issue discount of $15,000 and issued a warrant with a term of three years to purchase up to 50,000 shares of common stock of the Company at an exercise price of $1.00 per share and subject to adjustment for dilutive issuances and cashless exercise. At December 31, 2018, the Company had received $43,000 and owed $50,000 of the note including an original issue discount on the funded portion of the note of $7,000. The note is due on December 6, 2019 and bears interest on the unpaid principal balance at a rate of 5% per annum and any part of the notice which is not paid when due shall bear interest at the rate of 12% per annum from the due date until paid. Stringent pre-payment terms apply, from 20% to 35% to 40%, dependent upon the timeframe of repayment during the note’s term. The Company must, at all times, reserve ten times that number of shares that would be issuable upon full conversion of the note. The Note may be converted by the Lender at any time after issuance into shares of Company’s common stock at a conversion price equal to 65% multiplied by the lowest traded price or lowest closing bid price during the 25 days the Company’s stock is tradable prior to the conversion date. The conversion rate drops from 65% to 55% if at any time the conversion price is less than $0.30. As the conversion price was less than $0.30 on issuance this decrease was triggered.

The embedded conversion option and warrant qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $109,491 and the warrant of $4,920 resulted in a discount to the note payable of $50,000 and an initial derivative expense of $71,411. During the year ended December 31, 2018, the Company recorded accretion of $6,028 increasing the carrying value of the notes to $6,028.

y)	On December 6, 2018, the Company entered into a convertible promissory with an unrelated party in the principal amount of $130,000, with an original issue discount of $16,000. At December 31, 2018, the Company had received $57,000 and owed $65,000 of the note including an original issue discount on the funded portion of the note of $8,000. The note is due on December 6, 2019 and bears interest on the unpaid principal balance at a rate of 5% per annum and any part of the notice which is not paid when due shall bear interest at the rate of 12% per annum from the due date until paid. Stringent pre-payment terms apply, from 20% to 35% to 40%, dependent upon the timeframe of repayment during the note’s term. The Company must, at all times, reserve ten times that number of shares that would be issuable upon full conversion of the note. The Note may be converted by the Lender at any time after issuance into shares of Company’s common stock at a conversion price equal to 65% multiplied by the lowest traded price or lowest closing bid price during the 25 days the Company’s stock is tradable prior to the conversion date. The conversion rate drops from 65% to 55% if at any time the conversion price is less than $0.30. As the conversion price was less than $0.30 on issuance this decrease was triggered.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $142,339 resulted in a discount to the note payable of $65,000 and an initial derivative expense of $85,339. During the year ended December 31, 2018, the Company recorded accretion of $7,837 increasing the carrying value of the notes to $7,837.

z)	On December 12, 2018, the Company entered into a convertible promissory with an unrelated party for $63,000. The note is due on December 5, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 17% to 22% to 27% to 32% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the notice which is not paid when due shall bear interest at the rate of 22.0% per annum from the due date until paid. The Company must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the note. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 3 lowest trading prices during the 15 trading day period prior to the conversion date.

Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of December 31, 2018.

NOTE 7 – DERIVATIVE AND PREFERRED STOCK LIABILITIES

The embedded conversion option of (1) the convertible debentures described in Note 6(x) & (y); (2) preferred stock liability; (3) warrants; contain conversion features that qualify for embedded derivative classification. The fair value of the liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

Upon the issuance of the convertible notes payable described in Note 6(x) & (y), the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options. The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election, including the 600,000 warrants described in Note 10, qualified for derivative classification. The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The table below sets forth a summary of changes in derivatives only (not including changes in the Level 3 of Preferred Stock, which is listed in the paragraphs below this table) the fair value of the Company’s Level 3 financial liabilities.

	December 31, 2018	December 31, 2017

Balance at the beginning of period	$—	$—
Original discount limited to proceeds of notes	100,000	—
Fair value of derivative liabilities in excess of notes proceeds received	247,033	—
Change in fair value of embedded conversion option	(24,057)	—
Balance at the end of the period	$322,976	$—

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option and warrant liabilities as their fair values were determined by using the Binomial Model based on various assumptions.

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	124-222%	2.56-2.84%	0%	1.00-5.00
At December 31, 2018	124-222%	2.46-2.56%	0%	0.93-4.93

On December 1, 2018, the Company’s Board of Director authorized an offering for 1,000,000 Preferred Series “A” stock at $0.10 per share and with 100%, regular or cashless exercise at $0.10 per share of common stock warrant coverage. At December 31, 2018, the Company received $60,000 of subscriptions for the issuance of 600,000 shares of Preferred Series “A” stock to three accredited investors who are related parties. This Preferred Series “A” stock had not been issued as of December 31, 2018. The Company did issue 600,000 warrants subject to cashless exercise at $0.10 per share for 5 years.

The Company is unable to issue the subscriber the preferred shares until the Company files a Certificate of Designation and the Preferred Series “A” stock has been duly validly authorized. At December 31, 2018, the Company had not filed the Certificate of Designation, and as the Company cannot issue the preferred shares to settle the proceeds received, it was determined the subscriptions were settleable in cash. As a result, the Company has classified the subscriptions received as a liability in accordance with ASC 480 Distinguishing Liabilities from Equity. The fair value of the liability of the preferred stock at December 31, 2018 was $144,352. The Company recorded a loss on initial fair value of $90,283 and a gain on the change in fair value of the preferred stock of $5,931.

The Company uses Level 3 inputs for its valuation methodology for the preferred stock liability as their fair values were determined by using the Binomial Model based on various assumptions.

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	124%	2.84%	0%	5.00
At December 31, 2018	124%	2.46%	0%	4.93

NOTE 8 - STOCKHOLDERS’ DEFICIT

Preferred Stock

Effective March 23, 2018, the Company amended the articles of incorporation and authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2018, there were no shares of preferred stock issued or outstanding. See Note 7 for liabilities related to the Company’s commitment to issue shares of Series A stock upon the designation.

Common Stock

Effective March 23, 2018, the Company amended the articles of incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 100,000,000 to 300,000,000 shares. The number of shares outstanding of the registrant’s common stock as of December 31, 2018 was 44,559,238.

On January 2, 2018, the Company sold 110,000 shares of common stock to an un-related party for $55,000.

On March 15, 2018, the Company entered into a 12-month service agreement, expiring on March 15, 2019, for strategic planning, financing, capital formation, up-listing and expansion of the Company’s shareholder base. Per the terms of the agreement, the consulting company received a non-refundable $5,000 initial fee, will receive $2,500 per month beginning in April 2018, and was issued 2,000,000 fully vested non-forfeitable shares of restricted common stock, valued at $1,000,000 ($0.50 per shares). The 2,000,000 common shares of the Company’s stock were issued on June 12, 2018. As of December 31, 2018 the Company recorded the fair value of the common shares of $1,000,000 in common stock and additional paid in capital and has recorded $797,260 for the consulting expense related to the portion of the 12-month service agreement that has been completed.

On April 10, 2018 the Company issued 120,000 shares of common stock at $0.50 per share to an employee and Director of the Company for cash proceeds of $60,000.

On June 12, 2018, the Company entered into a 6-month service agreement, expiring on December 12, 2018, for business development and the development of financial reports. Per the terms of the agreement, the consulting company was issued 50,000 shares of restricted stock on June 29, 2018. As of December 31, 2018, the Company recorded the fair value of the common shares of $28,000 in common stock and additional paid in capital and has recorded $28,000 for the consulting expense related to the portion of the 6-month service agreement that has been completed.

On July 2, 2018 the Company’s Board of Directors authorized the issuance of 1,000,000 restricted shares of common stock to Life Sciences Journeys, Inc., for six months of services outlined in the July 2, 2018 services agreement. The 1,000,000 restricted shares of common stock were issued to Life Sciences Journeys, Inc. on October 9, 2018. The Company placed a stop transfer order on the shares but has since rescinded the stop transfer order. The Company recorded the fair value of the common shares of $355,000 in common stock and additional paid in capital and has recorded $355,000 for the consulting services, during the year ended December 31, 2018.

On December 3, 2018, the Company engaged a consultant for services related to business development in the healthcare market. The contract is in place through June 3, 2019 and pursuant to the agreement the Company issued the consultant 100,000 common shares. As of December 31, 2018 the Company recorded the fair value of the common shares of $17,000 in common stock and additional paid in capital and has recorded $2,615 for the consulting expense related to the portion of the 6-month service agreement that has been completed.

NOTE 9 – STOCK OPTIONS

The Company did not grant any stock options during the year ended December 31, 2018.

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

In applying the Black-Scholes methodology to the options granted through December 31, 2018, the fair value of our stock-based awards was estimated using the following assumptions ranging from:

The Year Ended:
	December 31, 2018	December 31, 2017
Risk-free interest rate	—	1.22 - 1.95%
Expected option life	—	2 - 5 years
Expected dividend yield	—	0.00%
Expected price volatility	—	165.72 - 199.94%

Below is a table summarizing the options issued and outstanding as of December 31, 2018 and 2017:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
05/21/2014	1,875,000	1,875,000	0.13	0.38	05/20/2019	$250,000
01/01/2016	90,000	90,000	0.33	1.00	12/31/2019	25,000
01/01/2016	75,000	75,000	0.33	1.00	12/31/2019	30,000
09/15/2016	10,000	10,000	1.00	1.00	12/31/2019	10,000
10/01/2016	7,500	7,500	1.00	1.00	12/31/2019	7,500
01/01/2017	30,000	30,000	2.00	0.01	01/01/2019	60,000
01/26/2017	200,000	200,000	2.00	3.08	01/26/2022	400,000
	2,287,500	2,287,500				$787,500

The weighted average exercise prices are $0.34 for the options outstanding and exercisable, respectively. The intrinsic value of stock options outstanding at December 31, 2018 was $50,000.

NOTE 10 – WARRANTS

As described in Note 7, on December 3, 2018, the Company issued 600,000 warrants subject to cashless exercise at $0.10 per share for 5 years. On December 6, 2018, the Company issued a warrant with a term of three years to purchase up to 50,000 shares of common stock of the Company at an exercise price of $1.00 per share and subject to adjustment for dilutive issuances and cashless exercise. Upon the issuance of the convertible notes payable described in Note 6(x) & (y), the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible instruments. The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, the 650,000 warrants issued after the election, qualified for derivative classification. The initial fair value of the 50,000 warrants of $4,920, and the initial fair value of the 600,000 warrants of $90,283 was calculated using the Binomial Model as described in Note 7.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2017 and 2016	—	—
Issued	650,000	0.17
Balance, December 31, 2018	650,000	0.17

As at December 31, 2018, the following share purchase warrants were outstanding:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
11/28/2018	50,000	50,000	1.00	2.91	11/28/2021	$50,000
12/3/2018	600,000	600,000	0.10	4.93	12/3/2023	60,000
	650,000	650,000				$110,000

The intrinsic value of stock options outstanding at December 31, 2018 was $36,000.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has agreements with related parties for consulting services, accrued rent, accrued interest, notes payable and stock options. See Notes to Financial Statements numbers 6, 9 and 12 for more details.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements – On August 10, 2017 the Company entered into a consulting contract to receive assistance in financing. Upon execution of the agreement, the consultant received $3,000 plus a $1,000 retainer for initial expenses and further received $3,000 per month for six-months thereafter, with the agreement terminating on February 10, 2018.

On December 1, 2017, the Company entered into a consulting contract for investors relations and media services. The Company paid $16,667 for these services and the contract was terminated on March 1, 2018.

On December 12, 2017, the Company engaged the services of a certified public accountant, on a consulting basis, through January 8, 2018 at which time the accounting professional became a temporary part time employee of the Company’s though March 2018.

On January 1, 2018, the Company entered into a contract for consulting services with a Florida-based agricultural advocacy group. The agreement included a $5,000 initial engagement fee and $1,250 per month through January 1, 2019

On March 15, 2018 the Company entered into a 12-month service agreement, expiring on March 15, 2019, for strategic planning, financing, capital formation, up listing and expansion of the Company’s shareholder base. The consulting company received a $5,000 non-refundable initial fee and the agreement included $2,500 per month through March 14, 2019 and received 2,000,000 shares of the Company’s restricted common stock.

On June 12, 2018, the Company entered into a 6-month service agreement, expiring on December 12, 2018, for business development and the development of financial reports. Per the terms of the agreement, the consulting company was issued 50,000 shares of restricted stock.

On July 2, 2018, the Company entered into a 6-month service contract for investor relations services through January 2, 2019. The agreement called for 1,000,000 restricted shares of common stock to be issued to Life Sciences Journeys, Inc. The shares were issued on October 9, 2018. The Company placed a stop transfer order on the shares, discussed the benefits of services provided by Life Sciences Journeys and rescinded its stop transfer, allowing the contract to continue through its end.

On November 28, 2018, the Company re-engaged the services of a prior contractor for finance assistance related to obtaining a line of credit based on the Company’s equipment and/or contracts, through November 27, 2019. If the Company obtains a line of credit based on the Company’s equipment and/or contracts the Company will incur a fee of 4% of financings from $1,000,000 to $5,000,000, 3% of financings from $5,000,001 to $10,000,000, and 0.25% of financings over $10,000,000.

On December 3, 2018, the Company engaged a consultant for services related to business development in the healthcare market. The contract is in place through June 3, 2019 and the consultant received 100,000 restricted shares of the Company’s common stock for the services.

In addition to contracts for service, the Company also regularly uses the professional services of securities attorneys, a US EPA specialist, professional accountants and other public-company specialists.

Employment Agreements –

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

Lease Commitments –

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

2019	52,950
2020	—
Total	$52,950

On March 1, 2018 the Company entered into a 24-month fluid sales agreement with an entity. The Company leases 150 square feet of space from this entity and the Company pays a part time technician to manufacture fluid solutions for the entity to sell, utilizing the Company’s US EPA product registration. The Company receives a monthly fee from the fluid sales entity based upon the greater amount between a negotiated royalty price per volume of the fluid solutions or a minimum sales number. This agreement was mutually cancelled with no further obligation between the parties.

Other Obligations and Commitments –

On April 12, 2018, the Company entered into a Purchase agreement with a third party to purchase its exclusive rights to US EPA Product Registration No. 83241-1 for a fixed fee. The Company paid $5,000 on execution of the agreement and has continued to make periodic installment payments for the purchase of this Registration.

NOTE 13 - SUBSEQUENT EVENTS

a)	On January 2, 2019 the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The terms of the contract call for an annual salary of $90,000 for the first year, effective March 1, 2019 and increasing to $120,000 once the Company’s revenue exceeds monthly expenses, then incrementally over time and with certain operational results, up to $200,000/year. The salary may be paid, at the employee’s discretion, either in cash or in common stock. A $1,000 per month allowance will be granted to the executive for housing near the Company’s South Carolina facility. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020; 375,000 shares on March 1, 2021 and the final 375,000 shares on March 1, 2022.

b)	On January 3, 2019, the Company executed a short term note in the amount of $2,544 with its President and Chairman. The note carried 3.00% interest and was due on or before June 30, 2019. The Company paid the note, principal and interest, in full on February 7, 2019.

c)	On January 15, 2019, the Company executed a new, consolidated convertible note with a non-related party by combining the March 28, 2018 convertible note in the amount of $450,000 with interest due of $28,898 and a $60,000 term note of October 31, 2018 with interest due of $1,038. The new convertible note is in the amount of $539,936, is on or before January 15, 2022, has an 8.00% per annum interest rate and may be converted into shares of the Company’s common stock at $0.20 per share. The new note incorporates an anti-dilution feature if the Company issues more than 60,000,000 shares of its common stock. The new note retires the notes described in Notes 6(g) and (t).

d)	On January 15, 2019, the Company executed a new $33,000 convertible note with interest rates of 12% per annum. The Power Up Note matures on January 15, 2020. The Company reimbursed Power Up $2,500 for its legal fees and paid Power Up a $500 due diligence fee, resulting in net proceeds of $30,000 to us from the Power Up Note.

The Power Up Note may be prepaid in whole or in part, at any time during the period beginning on each Closing Date and ending on the date which is 180 days following the issue date, beginning at 112% of the outstanding principal and accrued interest increasing by 5% for every 30 day period thereafter until the 180th day following the Closing Date. After the expiration of the 180 days following the Closing Date, we may not prepay the Note for any reason.

At any time after 180 days after the date the Power Up Note is issued, the Power Up Note is convertible into our common stock, at Power Up’s option, at a 39% discount to the market price, which is defined as 61% of the average of the lowest three closing bid prices for the our common stock during the 15 trading days prior to the conversion date.

e)	On January 16, 2019, the Company executed a $100,000 convertible note with interest rates of 8% per annum pursuant to the terms of the Securities Purchase Agreement between GS Capital Partners, LLC. (“GS Capital”), a New York corporation, and us (the “GS Capital Agreement”). The GS Capital Note matures on January 16, 2020 (the “Maturity Date”). The note includes a $5,000 original issue discount, making the purchase price $95,000. The Company reimbursed Power Up $5,000 for its legal fees and paid Power Up a $500 due diligence fee, resulting in net proceeds of $90,000 to us from the GS Capital Note. The Note may be converted by the lender at any time after 180 days of the date of issuance into shares of Company’s common stock at 64% of the average of the two lowest traded prices in the 10 day period preceding conversion.

f)	On January 22, 2019, the Company executed a $50,000 convertible note with interest rates of 12% per annum pursuant to the terms of the Securities Purchase Agreement between EMA Financial, LLC, a Delaware corporation, and us (the “EMA Financial Agreement”). The EMA Financial Note matures on October 22, 2019 (the “Maturity Date”). We reimbursed EMA Financial $2,000 for legal fees and there was a $3,000 original issue discount included resulting in net proceeds of $45,000 to us from the EMA Financial note. The note is convertible at 50% of the lowest traded price in the 20 day period preceding conversion.

g)	On January 22, 2019, the Company executed a $60,000 convertible note with interest rates of 8.00% per annum pursuant to the terms of the Securities Purchase Agreement between JSJ Investments Inc. (“JSJ Investments), a Texas corporation, and us. The JSJ Investments Note matures of January 22, 2020. The note contain includes a $3,000 original issue discount and we reimbursed JSJ Investments $2,000 for legal fees and $6,000 for third-party due diligence fees; therefore resulting in net proceeds of $49,000 to us from the JSJ Investments note. The Note may be converted by the lender at any time after 180 days of the date of issuance into shares of Company’s common stock at 36% of the average two lowest traded prices in the 10 day period preceding conversion.

h)	On January 28, 2019, the Company agreed to convert $131,327 of principal and interest of the notes payable described in Note 6(f) into 987,421 shares of the Company’s common stock. As of the date of filing the Company had not yet issued the shares.

i)	On February 1, 2019, the Company executed a new note with one of its noteholders, retiring its June 26, 2018, $26,500 described in Note 6(d). The note new is in the amount of $20,590 with a maturity date on or before October 1, 2019, and bears interest at 10% per annum. The Company and the lender agreed that the customer’s minimum monthly royalty payments of $1,500 would be applied to reduce the principal and interest of the debt. Accounts receivable from the noteholder of $4,500 was applied to the note.

j)	On February 14, 2019, the Company executed a $360,000 convertible debenture, of which the first tranche of $60,000 has been disbursed to the Company, with a 0% interest rate and 300,000 warrants at an initial exercise prince of $0.20, pursuant to the Convertible Debenture Investment and Securities Purchase Agreement between Peak One Opportunity Fund, L.P.(“Peak One Fund”), a Delaware partnership, and us. The Peak One Fund debenture matures on February 14, 2022, contains an original issue discount of $5,000; a non-accountable commitment fee of $5,000; and a $3,000 up-front obligation to a registered broker-dealer for business engagement services. The Note may be converted by the Lender at any time into shares of Company’s common stock at the lower of $0.12 and 60% of the lowest traded price in the 20 day period preceding conversion.

k)	On February 20, 2019, the Company executed a $55,125 convertible note with interest of 8.00% per annum pursuant to the terms of the Securities Purchase Agreement between Adar Alef, LLC (“Adar Alef”), a New York corporation, and us. The Adar Alef note matures on February 20, 2020. The note contains a $2,500 original issuance discount we reimbursed $2,625 of Adar Alef’s legal fees; therefor resulting in net proceeds of $50,000. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at 64% of the average of the two lowest traded prices in the 10 day period preceding conversion.

l)	On February 21, 2019, the Company executed new $53,000 convertible note with interest rates of 12% per annum. The note matures on February 21, 2020. The Company reimbursed Power Up $2,500 for its legal fees and paid Power Up a $500 due diligence fee, resulting in net proceeds of $50,000 to us from the Power Up Note.

The Power Up Note may be prepaid in whole or in part, at any time during the period beginning on each Closing Date and ending on the date which is 180 days following the issue date, beginning at 115% of the outstanding principal and accrued interest increasing by 5% for every 30 day period thereafter until the 180th day following the Closing Date. After the expiration of the 180 days following the Closing Date, we may not prepay the Note for any reason.

At any time after 180 days after the date the Power Up Note is issued, the Power Up Note is convertible into our common stock, at Power Up’s option, at 61% of the average of the lowest three closing bid prices for the Company’s common stock during the 15 trading days prior to the conversion date.

m)	On March 13, 2019, the Company issued a $75,000 convertible note that bears interest at 12% per annum. The convertible note matures on December 13, 2019. The note is convertible at 50% of the lowest traded price in the 25 day period preceding conversion. The Company also issued 187,500 warrants at an exercise price of $0.20. The Company paid $10,250 debt issuance costs and received net proceeds of $64,750.

n)	On March 25, 2019 the Company issued 200,000 shares of common stock to two employees of the Company as compensation in lieu of commission on sales of the Company’s products.

o)	On March 27, 2019, the Registrant entered into a binding letter of intent (the “LOI”) with Magnolia Columbia Limited (“Magnolia”), a Canadian company traded on the TSXV under the symbol “MCO”. Pursuant to the terms of the LOI, the parties agreed to negotiate and enter into a definitive agreement pursuant to which, by way of share exchange, amalgamation or other form of business combination to be determined by the legal and tax advisors of the parties, Magnolia will acquire all of the issued and outstanding shares of the Registrant in exchange for shares of Magnolia (the “Proposed Transaction”). Following completion of the Proposed Transaction, the Registrant would become a wholly-owned subsidiary of Magnolia (the “Resulting Issuer”) and will carry on the business of the Registrant assuming the PCT LTD name. Paradigm Convergence Technology Corporation (PCT Corp) will be wholly owned by PCT Ltd and continue to be the operational entity based in the US and operating as PCT Corp.

Pursuant to the terms of the LOI, the parties agreed to enter into a definitive agreement that will provide for the following, among other things:

1.	All of the common shares in the capital of the Registrant will be exchanged for common shares of Magnolia at a ratio resulting in the stockholders of the Registrant, including following the conversion of certain debt, owning 60% of the Resulting Issuer and the shareholders of the Company owning 40% of the Resulting Issuer on an undiluted basis.

2.	The Registrant will use its best efforts to convert a minimum of USD$1.4million of its current debt in shares of common stock.

3.	Magnolia will have no material liabilities, approximately CAD$1.8 million in cash and 57,977,098 common shares issued and outstanding along with options and warrants outstanding.

4.	Magnolia will loan the Registrant CAD$250,000 following execution of the LOI and Magnolia will arrange to have a third-party loan the Registrant an additional CAD$400,000. Both loans will convert into shares of common stock upon closing of the Proposed Transaction.

5.	The Board of Directors of the Resulting Issuer is expected to be comprised of six members, with three members nominated by Magnolia and three members nominated by the Registrant.

6.	The Resulting Issuer shall enter into consulting agreements with members of the Forbes & Manhattan team to provide services as the CFO, Secretary, Controller, Legal Clerk and Investors Relations Manager. In addition, the Resulting Issuer shall enter into a management contract with Jody Read, the current CEO of the Registrant.

The LOI provides that the parties will carry out due diligence and will proceed reasonably and in good faith toward the negotiation and execution of definitive documentation regarding the Proposed Transaction. The completion of the Proposed Transaction is subject to the receipt of all necessary approvals, including without limitation stockholder approval of the Proposed Transaction, regulatory approval for the listing of the common shares of Magnolia on the CSE and the concurrent delisting of the common shares of Magnolia from the TSXV. The proposed delisting from the TSXV will also require the approval of the Magnolia Board as well as the consent of the majority of the minority of the shareholders of Magnolia.

If a definitive agreement is not executed by the parties on or before April 27, 2019 (or such other date agreed to by the parties), the LOI will terminate.

p)	On March 27, 2019, the Company settled the convertible note of January 15, 2019 with a non-related party in the combined amount of principal and interest of $539,936 at $0.1525/share of common stock, for a total conversion of debt into equity of $539,936 for 3,597,989 restricted shares of common stock. This conversion transaction shall retire the entire note as paid in full. The shares have not been issued as of this report.

q)	On March 29, 2019, the Company executed a settlement agreement with a contractual consultant, UCAP Partners, LLC for the settlement of $25,000 owed to the contractor for the provision of services as related to the March 15, 2018 agreement between UCAP and us. The settlement terms include acknowledgement that the Company owes UCAP $25,000 as payment for said services; that UCAP purchased and fully paid for Series A Preferred Stock and Warrants from the Company on December 3, 2018 (100,000 Preferred Series A Shares and 100,000 warrants to purchase common shares at $0.10/share); that the Company shall issue 164,000 shares of its common stock as payment in full for the services rendered on the consulting contract; the Company shall accept UCAP’s conversion and exercise of the purchased 100,000 Preferred Series A shares into 100,000 shares of the Company’s common stock and the Company shall accept the cashless conversion of UCAP’s 100,000 warrant into 34,400 shares of the Company’s restricted common stock; and, as inducement for and consideration for the settlement of the Company’s debt to UCAP, the Company agrees to grant 500,000 additional shares of the Company’s restricted stock. The Company has not issued any shares with regard to the settlement of this debt at the time of this report.

r)	On April 8, 2019, the Company executed an unsecured line of credit loan with Kabbage Bank in the amount of $42,500. The Company will pay interest on the loan of $9,563.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Schedule 14C filed February 27, 2018, PCT LTD ratified the engagement of Sadler, Gibb & Associates, LLC, Certified Public Accountants, as our independent registered public accounting firm for the audit period ending on December 31, 2018.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal financial officer and our Chief Executive Officer (as of November 8, 2018), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our President as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and CEO concluded that as of December 31, 2018, our disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

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

For the year ended December 31, 2018, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, our President and CEO have determined that our internal control over financial reporting for the year ended December 31, 2018, was not effective.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers for Fiscal 2018

During the year ended December 31, 2018, PCT LTD’s (known during 2017 as Bingham Canyon Corporation) structure was different than it currently is as the result of the January 19, 2018 majority consent of stockholders in lieu of an annual meeting, which became effective March 23, 2018. During 2017, Bingham’s directors and executive officers and their respective ages, positions, term of office and biographical information are set forth below. During 2017, the Company’s bylaws required at least two directors to serve for a term of one year or until they were replaced by a qualified director. At the time, the Company’s executive officers were chosen by our board of directors and served at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name	Age	Position Held
Gary J. Grieco	77	Director and President
Gregory W. Albers	69	Director and Secretary/Treasurer

Current Directors and Executive Officers

Pursuant to the January 19, 2018 majority consent of stockholders in lieu of an annual meeting, effective March 23, 2018, Bingham Canyon Corporation changed its name to PCT LTD and appointed three new members to its Board of Directors. In addition, the stockholders consented to designating three classes of directors. The current board of directors and their terms are as follows:

Name	Age	Position(s) Held	Class of Director	Director Term
Gary J. Grieco	77	Existing Director and President	Class I	Three Years
Gregory W. Albers	69	Existing Director and Secretary/Treasurer	Class II	Two Years
Paul Branagan	75	Newly Appointed Director	Class II	Two Years
Francis J. Read	53	Newly Appointed Director	Class III	One Year
William E. Prince	67	Newly Appointed Director	Class III	One Year

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

CLASS III DIRECTORS (serving one year terms expiring at the 2018 annual meeting):

Francis J. Read – is a new director appointee of the Company. On November 8, 2018, Mr. Read became the Chief Executive Officer of PCT LTD. In 2017, Mr. Read became the Chief Operations Officer for Paradigm Convergence Technologies Corp., the Company’s wholly-owned operating subsidiary. In 1998, Mr. Read founded and since 2016 has served as the CEO of CSA Service Solutions, a $44 million field support company specializing in providing support solutions for large equipment manufacturers. CSA has over 350 employees nationwide with over 270 engineers operating in the Healthcare, Clinical Education, Life Sciences, Security, and Power Industries. Mr. Read holds a MBA from Tulane University and a BS, electronic Engineering from DeVry Institute of Technology.

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

Code of Ethics

We have not adopted a code of ethics for our principal executive and financial officers. Our board of directors intends to address this issue in the future and adopt a code of ethics as appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC and comply with applicable governmental laws and regulations.

Corporate Governance

We are a smaller reporting company and, as a result, we did not have a standing nominating committee for directors, nor did we have an audit committee with an audit committee financial expert serving on that committee, nor did we have a compensation committee. Our entire board of directors acted as our nominating, audit and compensation committees. Our board of directors intends to address these issues in the future and enact committees as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

PCT LTD did not pay any compensation to its officers for the last two fiscal years. As of the date of this report, PCT LTD has not entered into any compensation agreement with Messrs. Grieco or Albers. However, Paradigm has employment agreements with Gary Grieco, Jody Read and Marion E. Paris.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Option Awards ($)	Restricted Stock Awards ($)	All Other Compensation ($)	Total ($)

Gary J. Grieco(1)	2018	$24,000	(2)	$—	$—	$—	$—	$24,000
President, Principal Financial Officer	2017	$24,000	(3)	$—	$—	$—	$—	$24,000
Principal Financial Officer CEO of Paradigm

Gregory Albers	2018	$—		$—	$—	$—	$—	$—
Secretary/Treasurer	2017	$—		$—	$—	$—	$—	$—

(1)   Represents compensation paid by Paradigm for Mr. Grieco’s services.

Grieco Employment Agreement with Paradigm

Mr. Grieco earns a base salary of $2,000 per month to serve as an executive officer. His employment agreement provides for one week’s vacation and indemnification rights. He is subject to a non-compete provision during the term of his employment, plus one year after termination. Per the terms of the employment agreement he is obligated to protect Paradigm’s information and any work product he creates shall belong to Paradigm. His employment may be terminated by him or Paradigm with or without cause. This employment agreement expired on December 31, 2017 and has been extended by mutual consent through 2018 and into 2019.

Read Employment Agreement(s) with Paradigm

Mr. Read earns a base salary of $2,000 per month to serve as an executive officer. His employment agreement provides for three weeks’ vacation, medical, dental and vision insurance for himself, and indemnification rights. He is subject to a non-compete provision during the term of his employment, plus one year after termination. Per the terms of the employment agreement he is obligated to protect Paradigm’s information and any work product he creates shall belong to Paradigm. His employment may be terminated by him or Paradigm with or without cause. This employment agreement was mutually terminated on December 31, 2018, at which time Mr. Read executed a new employment agreement with PCT LTD as its Chief Executive Officer. The Board duly appointed Mr. Read to the CEO role on November 8, 2018 and the new employment contract was enacted on January 2, 2019.

On January 2, 2019 the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The terms of the contract call for an annual salary of $90,000 for the first year, effective March 1, 2019 and increasing to $120,000 once company’s revenue exceeds expenses monthly, then incrementally over the four years and upon reaching certain operational results, up to $200,000/year. The salary may be paid, at the employee’s discretion, either in cash or in common stock. A $1,000/month allowance will be granted to the executive for housing near the Company’s South Carolina facility. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020; 375,000 shares on March 1, 2021 and the final 375,000 shares on March 1, 2022.

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

Securities under Equity Compensation Plans

PCT LTD does not have securities authorized for issuance under any equity compensation plans approved by our shareholders as of December 31, 2018.

Compensation of Directors

PCT LTD does not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 44,459,238 shares of common stock outstanding as of December 31, 2018.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of class
VIP Worldnet, Inc. 800 E. Charleston Blvd Las Vegas, NV 89104	5,009,450 (1)	11.5
Gary J. Grieco 18781 Chillicothe Road Chagrin Falls, OH 44023	4,018,514	9.04
Annihilyzer Inc. 616 Cypress Creek Parkway, Suite 410 Houston, TX 77090	2,250,00	5.06
(1) VIP Worldnet, Inc. holds 5,000,000 shares and its affiliates beneficially own 9,450 shares.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percentage of class
Gary J. Grieco	4,018,514	9.04
Gregory W. Albers	50,167	Less than 1%
Paul Branagan	1,500,000	3.37
Francis J. Read	1,786,666	4.02
William E. Prince	—	Less than 1%
Directors and officers as a group	7,355,347	16.54

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

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2018 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($26,136); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Related Parties

 On April 10, 2018 the Company entered into a promissory note with a related party, a company owned by the Chairman and then CEO of the Company, for $30,000. The note is due January 15, 2019, is unsecured and bears an interest rate of 3.0% per annum.

On April 10, 2018 the Company issued 120,000 shares of common stock at $0.50 per share to a related party for cash proceeds of $60,000.

On May 31, 2018 the Company entered into a promissory note with the Chairman and then CEO of the Company for $24,000. The note is due June 30, 2019, is unsecured and bears an interest rate of 3.0% per annum.

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

On June 20, 2018, the Company had the following notes to the Chairman and then CEO of the Company outstanding:

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

On June 20, 2018, the Company had a $15,000 note to the spouse of the then CEO of the Company outstanding. On June 20, 2018, the Company issued a new note that consolidated the note above as well as any outstanding interest owed. The new note has a principal of $17,000, bears interest at 5% per annum and is due on January 2, 2020.

On July 13, 2018 the Company entered into a promissory note with the Chairman and then CEO of the Company for $5,000. The note is due June 30, 2019, is unsecured and bears an interest rate of 3.0% per annum. This note was repaid during the period ended December 31, 2018.

On July 27, 2018, the Company entered into a short-term promissory note with an employee and Director of the Company, for $50,000 to be used in operations. The note is unsecured, incorporates the purchase of a piece of SurvivaLyte® equipment at cost and grants a three-year (from installation of equipment), non-exclusive US EPA sub-registration for markets (with specific exceptions) in a specific geographical location with a per gallon royalty feature as added benefits, is due on November 15, 2018, and bears an interest rate of 8% per annum. The Note Payable agreement was extended through November 30, 2018 on November 19, 2018, the additional benefit section of the note was removed, the equipment was never transferred to the Officer and Director, the equipment was never installed, and no related sales occurred nor related royalties were earned by the Company, through December 31, 2018 and through the date of this filing.

On October 9, 2018 the Company entered into a promissory note with a Director and employee of the Company for $5,000. The note is due on demand, is unsecured and non-interest bearing.

On October 19, 2018 the Company entered into a promissory note with a Director and employee of the Company for $5,000. The note is due on demand, is unsecured and non-interest bearing.

On October 19, 2018 the Company entered into a promissory note with a Director and employee of the Company for $2,000. The note is due on demand, is unsecured and non-interest bearing. This note was repaid during the year ended December 31, 2018.

On October 24, 2018 the Company entered into a promissory note with a Director of the Company for $3,000. The note is due on demand, is unsecured and non-interest bearing.

The Company has agreements with related parties for consulting services, notes payable and stock options. See Notes to Financial Statements numbers 6, 7, 8 and 10 for more details.

Director Independence

Two of the Company’s directors are independent directors as defined by NASDAQ Stock Market Rule 5605(a)(2). This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees paid in connection with the audit of our financial statements and other professional services for each of the last two fiscal years.

	2018	2017
Audit fees (1)	$63,693	$31,035
Audit-related fees (2)	—	—
Tax fees(3)	—	—
All other fees	—	—
Total fees paid or accrued to our principal accountant	$63,693	$31,035

(1)	Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

(3)	Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

Pre-approval Policies

PCT LTD does not have an audit committee currently serving and, as a result, our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor. All services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant. We do not rely on pre-approval policies and procedures.

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

PCT LTD

Date: April 15, 2019	By:	/s/ Gary J. Grieco
Gary J. Grieco
President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gary J. Grieco
Gary J. Grieco	President, Principal Financial Officer, and Class I Director (Chairman)	April 15, 2019

/s/ Gregory W. Albers
Gregory W. Albers	Secretary & Treasurer and Class II Director	April 15, 2019

/s/ Paul Branagan
Paul Branagan	Class II Director	April 15, 2019

/s/ Francis J. Read
Francis J. Read	Principal Executive Officer, and Class III Director	April 15, 2019

/s/ William E. Prince
William E. Prince	Class III Director	April 15, 2019

