Form 10-Q
period 2019-03-31
PCT LTD
filed 2019-05-15
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer ☐ Non-accelerated filer ☑	Accelerated filer ☐ Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of May 15, 2019 was 50,518,048 which does not include 80,494,900 shares of common stock reserved against default on convertible debt and 1,125,000 shares for vesting of executive shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2019 and 2018 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month periods ended March 31, 2019 and 2018 are not necessarily indicative of results to be expected for any subsequent period.

PCT LTD

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$9,067	$4,893
Accounts receivable	113,198	49,140
Inventory	6,476	7,105
Prepaid expenses	64,189	218,494
Other assets	2,110	2,110
Total current assets	195,040	281,742

PROPERTY AND EQUIPMENT
Property and equipment, net	496,604	499,972

OTHER ASSETS
Intangible assets, net	3,985,747	4,059,775
Operating lease right-of-use asset	31,513	—
Deposits	5,499	5,499
Total other assets	4,022,759	4,065,274

TOTAL ASSETS	$4,714,403	$4,846,988

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$361,515	$350,593
Accrued expenses – related parties	53,701	54,033
Accrued expenses	388,289	362,436
Current portion of operating lease liability	33,066	—
Current portion of notes payable – related parties	827,024	93,000
Current portion of notes payable	332,797	399,664
Current portion of convertible notes payable, net	376,344	161,280
Derivative liability	588,157	322,976
Preferred stock liability	57,394	144,352
Total current liabilities	3,018,287	1,888,334

LONG-TERM LIABILITIES
Notes payable – related parties, net of current portion and discounts	—	733,826
Notes payable, net of current portion and discounts	—	126,707
Convertible notes payable, net of current portion and discounts	6,530	392,534
TOTAL LIABILITIES	3,024,817	3,141,401

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 authorized; nil issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value; 300,000,000 authorized; 50,518,048 and 44,559,238 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	50,518	44,560
Additional paid-in-capital	12,486,394	11,588,030
Accumulated deficit	(10,847,326)	(9,927,003)
TOTAL STOCKHOLDERS’ EQUITY	1,689,586	1,705,587

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,714,403	$4,846,988

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2019	2018
REVENUES
Product	$87,094	$22,641
Licensing	44,500	—
Equipment leases	64,363	19,500
Total Revenue	195,957	42,141

OPERATING EXPENSES
General and administrative	666,964	445,225
Costs of product, licensing and equipment leases	72,654	15,718
Depreciation and amortization	84,912	86,696
Total operating expenses	824,530	547,639

Loss from operations	(628,573)	(505,498)

OTHER INCOME (EXPENSES)
Loss on change in fair value of derivative liability	(162,299)	—
Gain on change in fair value of preferred stock liability	75,477	—
Loss on settlement of debt	(84,409)	—
Interest expense	(120,519)	(25,804)
Total other income (expenses)	(291,750)	(25,804)

Loss from operations before income taxes	(920,323)	(531,302)

Income taxes	—	—

NET LOSS	$(920,323)	$(531,302)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Basic and diluted weighted average shares outstanding	45,621,657	41,288,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(920,323)	$(531,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,912	86,696
Amortization of debt discount	47,592	3,677
Amortization of operating lease right-of-use asset	11,817	—
Common stock payable for services	—	43,836
Common shares issued for services	98,927	—
Loss on change in fair value of derivative liability	162,299	—
Gain on change in fair value of preferred stock liability	(75,477)	—
Loss on settlement of debt	84,409	—
Changes in operating assets and liabilities:
Accounts receivable	(73,058)	(9,677)
Inventory	629	1,670
Prepaid expenses	154,305	5,787
Operating lease liability	(10,264)	—
Accrued expenses	78,582	82,464
Accrued expenses – related party	(332)	8,528
Accounts payable	35,922	(26,679)
Net cash used in operating activities	(320,060)	(335,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,516)	(3,900)
Purchase of intangible assets	(5,000)	—
Net cash used in investing activities	(7,516)	(3,900)

Cash Flows from Financing Activities
Proceeds from notes payable	—	262,500
Proceeds from notes payable – related parties	2,544	—
Proceeds from convertible notes payable	425,750	100,000
Repayment of convertible notes payable	(91,000)	—
Repayment of notes payable	—	(20,000)
Repayment of notes payable – related parties	(5,544)	(5,000)
Proceeds from issuance of common stock	—	55,000
Net cash provided by financing activities	331,750	392,500

Net change in cash	4,174	53,600
Cash and cash equivalents at beginning of period	4,893	7,838
Cash and cash equivalents at end of period	$9,067	$61,438

Supplemental Cash Flow Information
Cash paid for interest	$47,739	$4,875
Cash paid for Income taxes	$—	$—

Non-cash investing and financing activities:
Beneficial conversion feature	$—	$58,401
Extinguishment of notes payable	$—	$250,000
Original debt discount against convertible notes	$217,125	$—
Modification of notes payable	$20,590	$—
Common stock issued in settlement of debt	$805,395	$—
Accounts receivable netted against notes payable	$9,000	$—
Initial operating lease right-of-use asset and liability	$43,330	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 PCT LTD

Consolidated Statements of Stockholders’ Equity
For the three months ended March 31, 2019 and 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2017	41,179,238	$41,180	$10,001,323	$(6,744,520)	$3,297,983
Common stock issued for cash	110,000	110	54,890	—	55,000
Shares issuable for services	—	—	43,836	—	43,836
Beneficial conversion feature	—	—	58,401	—	58,401
Net loss for the three months ended March 31, 2018	—	—	—	(531,302)	(531,302)
Balance – March 31, 2018	41,289,238	$41,290	$10,158,450	$(7,275,822)	$2,923,918

Balance – December 31, 2018	44,559,238	$44,560	$11,588,030	$(9,927,003)	$1,705,587
Common stock issued for services	575,000	575	98,352	—	98,927
Shares issued in settlement of debt	5,383,810	5,383	800,012	—	805,395
Net loss for the three months ended March 31, 2019	—	—	—	(920,323)	(920,323)
Balance – March 31, 2019	50,518,048	$50,518	$12,486,394	$(10,847,326)	$1,689,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Notes to the Unaudited

Condensed Consolidated Financial Statements

March 31, 2019

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed consolidated financial statements of PCT LTD (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our balance sheet, statements of operations, stockholders’ equity, and cash flows for the periods presented. All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements as reported in its Form 10-K, filed on April 15, 2019.

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

Cash and Cash Equivalents

Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash of $9,067 and $4,893 as of March 31, 2019 and December 31, 2018, respectively, represents cash on deposit in various bank accounts. There were no cash equivalents as of March 31, 2019 and December 31, 2018.

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

Derivative liabilities and preferred stock liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. There were no transfers into or out of “Level 3” during the three months ended March 31, 2019. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2019, consisted of the following:

	Total fair value at March 31, 2019 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Preferred stock liability (1)	57,394	—	—	57,394
Derivative liability (1)	588,157	—	—	588,157
Total	645,551	—	—	645,551

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018, consisted of the following:

	Total fair value at December 31, 2018 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Preferred stock liability (1)	144,352	—	—	144,352
Derivative liability (1)	322,976	—	—	322,976
Total	467,328	—	—	467,328

(1) The Company has estimated the fair value of these liabilities using the Binomial Model.

Derivative and Preferred Stock Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of March 31, 2019, and December 31, 2018, the Company had a $588,157 and $322,976 derivative liability, respectively and preferred stock liabilities of $57,394 and $144,352, respectively.

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

Accounts Receivable

Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. The Company provided allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable is periodically evaluated for collectability bases on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the Company provided an allowance for doubtful accounts of $0 at March 31, 2019 and December 31, 2018, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method. We record the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. As of March 31, 2019 and December 31, 2018, the inventory consisted of parts for equipment sold as replacement parts to existing customers or sold to new customers. The Company has recorded a reserve allowance of $0 and $0 as of March 31, 2019 and December 31, 2018, respectively. The Company has determined that some of the supplies inventory is necessary to be placed into service, after assembly into equipment to be used in product manufacturing and classified as Machinery and Equipment. The balance at March 31, 2019 and December 31, 2018 of such supplies and equipment not yet placed in service amounted to $319,735 and $319,735, respectively.

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

Impairment of Long-lived Assets

The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the fair value. Under similar analysis no impairment was recorded during the three months ended March 31, 2019.

Intangible Assets

Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 1 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The recorded impairment expense was nil for the three months ended March 31, 2019.

Research and Development

Research and development costs are recognized as an expense during the period incurred, which is until the conceptual formulation, design, and testing of a process is completed and the process has been determined to be commercially viable.

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"), which requires lessees to recognize right-of-use ("ROU") assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. We adopted ASC 842 on January 1, 2019 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach did not require any transition accounting for leases that expired before the earliest comparative period presented. The adoption of this standard resulted in the recording of ROU assets and lease liabilities for our lease agreements with original terms of greater than one year. Upon implementation, the Company recognized an initial operating lease right-of-use asset of $43,330 and operating lease liability of $43,330. Due to the simplistic nature of the Company's leases, no retained earnings adjustment was required. See Note 5 for further details.

Revenue Recognition

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

The Company has disclosed disaggregated revenue via revenue stream on the face of the statement of operations. The Company did not have any contract assets or liabilities at March 31, 2019.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of March 31, 2019, there were outstanding common share equivalents (options, warrants, convertible debt and preferred stock) which amounted to 13,033,694 shares of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

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

NOTE 2. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception of $10,847,326 and has negative cash flows from operations. As of March 31, 2019, the Company had a working capital deficit of $2,823,247. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from 3 to 7 years once placed into service. Depreciation expense does not begin until documentation of equipment placed in service is provided. Machinery and leased equipment is not intended to be sold to the customer at the end of the lease term. Depreciation expense was $5,884 (2018 - $5,652) for the three months ended March 31, 2019. Property and equipment at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Machinery and leased equipment	$138,209	$138,209
Machinery and equipment not yet in services	372,270	369,754
Office equipment and furniture	20,064	20,064
Website	2,760	2,760

Total property and equipment	$533,303	$530,787
Less: Accumulated Depreciation	(36,699)	(30,815)

Property and equipment, net	496,604	499,972

NOTE 4. INTANGIBLE ASSETS

Amortization is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets, which range from 1 to 15 years. Amortization expense was $79,028 and $81,044 for the three months ended March 31, 2019 and 2018 respectively. Intangible assets at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Patents	$4,514,989	$4,514,989
Technology rights	240,500	235,500
Intangible, at cost	4,755,489	4,750,489
Less: Accumulated amortization	(769,742)	(690,714)
Net Carrying Amount	$3,985,747	$4,059,775

Estimated Future Amortization Expense:

$
For year ending December 31, 2019	235,253
For year ending December 31, 2020	306,941
For year ending December 31, 2021	305,337
For year ending December 31, 2022	305,337
For year ending December 31, 2023 to December 31, 2034	2,832,879
Total	3,985,747

NOTE 5 – LEASES

In February 2016, the FASB issued ASU No. 2016-02, Leases, which introduced a lessee model that requires the majority of leases to be recognized on the balance sheet. On January 1, 2019, the Company adopted the ASU using the modified retrospective transition approach and elected the transition option to recognize the adjustment in the period of adoption rather than in the earliest period presented. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $43,330 and $43,330 respectively, as of January 1, 2019. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The depreciable lives of operating lease assets and leasehold improvements are limited by the expected lease term. The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.

The following table sets forth the ROU assets and liabilities as of March 31, 2019:

March 31, 2019
Operating lease right-of-use asset	$31,513

Operating lease liability:
Current operating lease liability	$33,066
Noncurrent operating lease liability	—
Total operating lease liability	$33,066

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the three months ended March 31, 2019, the Company recognized operating lease expense of $15,954. Operating lease costs are included within selling, administrative and other expenses on the condensed consolidated statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities were $14,400 for the three months ended March 31, 2019. During the three months ended March 31, 2019, the Company reduced its ROU liabilities by $10,263 from cash paid.

Our weighted average discount rate is 41% and the weighted average remaining lease term is 8 months. Lease payments over the next five years and thereafter are as follows:

March 31, 2019
2019 - remaining	$38,400
2020 and thereafter	—
Total lease payments	38,400
Less: imputed interest	(5,334)
Total ROU liabilities	$33,066

As previously disclosed in our 2018 Form 10-K under the prior guidance of ASC 840, minimum payments under operating lease agreements as of December 31, 2018 were as follows:

December 31, 2018
2019	$52,950
2020	—
Total	$33,066

NOTE 6. Notes Payable

The following tables summarize notes payable as of March 31, 2019 and December 31, 2018:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at March 31, 2019	Balance at December 31, 2018
Note Payable	$150,000	5/18/2016	6/1/2019	13.00%	$150,000	$150,000
Note Payable ***	$25,000	5/8/2017	6/30/2018	0.00%	$27,500	$27,500
Note Payable	$130,000	6/20/2018	1/2/2020	8.00%	$130,000	$130,000
Note Payable (a)	$126,964	6/20/2018	8/31/2018	6.00%	$—	$126,964
Note Payable (b)	$26,500	6/26/2018	7/31/2018	10.00%	$—	$26,500
Note Payable (b)	$20,590	2/1/2019	10/1/2019	10.00%	$19,090	$—
Note Payable	$60,000	10/30/2018	12/30/2018	8.00%	$—	$60,000
Note Payable	$8,700	11/15/2018	6/30/2019	10.00%	$8,700	$8,700
Subtotal					$335,290	$529,664
Debt Discount					$(2,493)	$(3,293)
Balance, net					$332,797	$526,371
Less current portion					$(332,797)	$(399,664)
Total long-term					$—	$126,707

*** Currently in default

a)	On January 28, 2019, the Company agreed to convert $131,327 of principal and interest of its note payable with a non-related party into 987,421 shares of the Company’s common stock. The company recorded a loss on settlement of debt of $38,319 equal to the difference between the fair value of the common shares of $177,736 and the carrying value of the note and interest.

b)	On February 1, 2019, the Company had the following note balance with a non-related party of the Company outstanding (totaling $26,500 – issued June 26, 2018). On February 1, 2019, the Company issued a new note that modified the note above and also applied any outstanding interest owed. The new note issued was for $20,590 with a maturity date on or before October 1, 2019, and bears interest at 10% per annum. Further, the Company and the lender agreed that the customer’s minimum monthly royalty payments of $1,500 would be applied to reduce the principal and interest of the note. Total accounts receivable from the noteholder of $9,000 was applied to the note during the three months ended March 31, 2019. At March 31, 2019, the remaining balance of the note was $19,090.

The following table summarizes notes payable, related parties as of March 31, 2019 and December 31, 2018:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at March 31, 2019	Balance at December 31, 2018
Note Payable, RP ***	$30,000	4/10/2018	1/15/2019	3.00%	$30,000	$30,000
Note Payable, RP	$380,000	6/20/2018	1/2/2020	8.00%	$380,000	$380,000
Note Payable, RP	$350,000	6/20/2018	1/2/2020	5.00%	$350,000	$350,000
Note Payable, RP	$17,000	6/20/2018	1/2/2020	5.00%	$17,000	$17,000
Note Payable, RP ***	$50,000	7/27/2018	11/30/2018	8.00%	$50,000	$50,000
Note Payable, RP	$5,000	10/9/2018	Demand	0.00%	$5,000	$5,000
Note Payable, RP	$5,000	10/19/2018	Demand	0.00%	$5,000	$5,000
Note Payable, RP **	$3,000	10/24/2018	Demand	0.00%	$—	$3,000
Note Payable, RP (c)**	$2,544	1/3/2019	6/30/2019	3.00%	$—	$—
Subtotal					$837,000	$840,000
Debt Discount					$(9,976)	$(13,174)
Balance, net					$827,024	$826,826
Less current portion					$(827,024)	$(93,000)
Total long-term					$—	$733,826

** Paid off during the period ***Currently in default

c)	On January 3, 2019, the Company entered into a promissory note with the Chairman and President of the Company for $2,544. The note is due June 30, 2019, is unsecured and bears an interest rate of 3.0% per annum. At March 31, 2019, the remaining balance of this note was $0.

The following table summarizes convertible notes payable as of March 31, 2019 and December 31, 2018:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at March 31, 2019	Balance at December 31, 2018
Convertible Note Payable (d)	$450,000	3/28/2018	3/31/2021	8.00%	$—	$450,000
Convertible Note Payable (d)*	$539,936	1/15/2019	1/15/2022	8.00%	$—	$—
Convertible Note Payable **	$38,000	7/30/2018	7/25/2019	12.00%	$—	$38,000
Convertible Note Payable **	$53,000	8/29/2018	8/27/2019	12.00%	$—	$53,000
Convertible Note Payable *	$50,000	12/6/2018	12/6/2019	5.00%	$50,000	$50,000
Convertible Note Payable *	$65,000	12/6/2018	12/6/2019	5.00%	$65,000	$65,000
Convertible Note Payable	$63,000	12/12/2018	12/5/2019	12.00%	$63,000	$63,000
Convertible Note Payable (e)	$33,000	1/16/2019	1/15/2020	12.00%	$33,000	$—
Convertible Note Payable (f)	$100,000	1/18/2019	1/16/2020	8.00%	$100,000	$—
Convertible Note Payable (g)	$60,000	1/29/2019	1/22/2020	8.00%	$60,000	$—
Convertible Note Payable (h)*	$50,000	2/1/2019	10/22/2019	12.00%	$50,000	$—
Convertible Note Payable (i)*	$60,000	2/21/2019	2/14/2022	0.00%	$60,000	$—
Convertible Note Payable (j)	$55,125	2/21/2019	2/20/2020	8.00%	$55,125	$—
Convertible Note Payable (k)	$53,000	2/26/2019	2/20/2020	12.00%	$53,000	$—
Convertible Note Payable (l)*	$75,000	3/18/2019	12/13/2019	12.00%	$75,000	$—
Subtotal					$664,125	$719,000
Debt Discount					$(281,251)	$(165,186)
Balance, net					$382,874	$553,814
Less current portion					$(376,344)	$(161,280)
Total long-term					$6,530	$392,534
* Embedded conversion feature accounted for as a derivative liability ** Paid off during the period

d)	On January 15, 2019, the Company executed a new, consolidated convertible note with a non-related party by extinguishing the March 28, 2018 convertible note in the amount of $450,000 with interest due of $28,898 and a $60,000 term note, dated October 31, 2018 with interest due of $1,038. The new convertible note is in the amount of $539,936, is due on or before January 15, 2022, has an 8.00% per annum interest rate and may be converted into shares of the Company’s common stock at $0.20 per share. The new note incorporates an anti-dilution feature if the Company issues more than 60,000,000 shares of its common stock. The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature was $292,651. The company recorded a loss on extinguishment of debt of $350,117 equal to the initial fair value of derivative liability on the new note and the previous unamortized debt discount balance of one the old notes.

On March 27, 2019, the Company agreed to convert $548,686 of principal ($539,936) and interest ($8,750) of its convertible note payable into 3,597,989 shares of the Company’s common stock. The company recorded a gain on settlement of debt of $359,857 equal to the difference between both the fair value of the common shares of $523,867 and the fair value of the conversion feature at conversion of $335,038 compared to the carrying value of the note and interest.

e)	On January 16, 2019, the Company entered into a convertible promissory note with an unrelated party for $33,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $30,000. The note is due on January 15, 2020 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 3 lowest trading prices during the 15 trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. The note isn’t convertible until 180 days following funding and no derivative liability was recognized as of March 31, 2019.

f)	On January 18, 2019, the Company entered into a convertible promissory note with an unrelated party for $100,000 of which $5,000 was an original issue discount and $5,000 was paid directly to third parties resulting in cash proceeds to the Company of $90,000. The note is due on January 16, 2020 and bears interest on the unpaid principal balance at a rate of 8% per annum. Stringent pre-payment terms apply (from 10% to 30%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 24% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 64% of the average 2 lowest trading prices during the 10 trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. The note isn’t convertible until 180 days following funding and no derivative liability was recognized as of March 31, 2019.

g)	On January 29, 2019, the Company entered into a convertible promissory note with an unrelated for $60,000 of which $3,000 was an original issue discount and $8,000 was paid directly to third parties resulting in cash proceeds to the Company of $49,000. The note is due on January 22, 2020 and bears interest on the unpaid principal balance at a rate of 8% per annum. Stringent pre-payment terms apply (from 10% to 30%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 18% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to the lower of 64% of the average 2 lowest trading prices during the 10 trading day period prior to the conversion date or $0.12. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. The note isn’t convertible until 180 days following funding and no derivative liability was recognized as of March 31, 2019.

h)	On February 1, 2019, the Company entered into a convertible promissory note with an unrelated party for $50,000 of which $5,000 was an original issue discount resulting in cash proceeds to the Company of $45,000. The note is due on October 22, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum and a default interest rate of 24% per annum. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal 50% of the lowest trading price during the 20 trading day period prior to the conversion date. If at any time the closing sales price falls below $0.03, then an additional 15% discount will be attributed to the conversion price.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature was $158,142 and resulted in a discount to the note payable of $50,000 and an initial derivative expense of $113,142. During the period ended March 31, 2019, the Company recorded accretion of $8,602 increasing the carrying value of the note to $8,602.

i)	On February 21, 2019, the Company entered into a convertible promissory note with an unrelated party for $60,000 of which $5,000 was an original issue discount and $8,000 was paid directly to third parties resulting in cash proceeds to the Company of $47,000. The Company also issued a warrant with a term of five years to purchase up to 300,000 shares of common stock of the Company at an exercise price of $0.20 per share and subject to adjustment for dilutive issuances and cashless exercise. The note is due on February 14, 2022 and bears interest on the unpaid principal balance at a rate of 0% per annum. Stringent pre-payment terms apply (from 10% to 40%, dependent upon the timeframe of repayment during the note’s term) and in the event of default an additional 40% of the principal and interest balance shall be owed. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to the lower of 60% of the lowest trading price during the 20 trading day period prior to the conversion date or $0.12. If at any time the closing sales price falls below $0.01, then an additional 10% discount will be attributed to the conversion price.

The embedded conversion option and warrant qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $124,796 and the warrant of $51,856 resulted in a discount to the note payable of $60,000 and an initial derivative expense of $129,652. During the period ended March 31, 2019, the Company recorded accretion of $6,530 increasing the carrying value of the note to $6,530.

j)	On February 21, 2019, the Company entered into a convertible promissory note with an unrelated party for $55,125 of which $2,500 was an original issue discount and $2,625 was paid directly to third parties resulting in cash proceeds to the Company of $50,000. The note is due on February 20, 2020 and bears interest on the unpaid principal balance at a rate of 8% per annum. Stringent pre-payment terms apply (from 10% to 30%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 24% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 64% of the average 2 lowest trading prices during the 10 trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. The note isn’t convertible until 180 days following funding and no derivative liability was recognized as of March 31, 2019.

k)	On February 26, 2019, the Company entered into a convertible promissory note with an unrelated party for $53,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $50,000. The note is due on February 20, 2020 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 3 lowest trading prices during the 15 trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. The note isn’t convertible until 180 days following funding and no derivative liability was recognized as of March 31, 2019.

l)	On March 18, 2019, the Company entered into a convertible promissory note with an unrelated party for $75,000 of which $10,250 was an original issue discount resulting in cash proceeds to the Company of $64,750. The Company also issued a warrant with a term of five years to purchase up to 187,500 shares of common stock of the Company at an exercise price of $0.20 per share and subject to adjustment for dilutive issuances and cashless exercise. The note is due on December 13, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum and a default interest rate of 24% per annum. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to 50% of the lowest trading price during the 25 trading day period prior to the conversion date.

The embedded conversion option and warrant qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $139,196 and the warrant of $25,401 resulted in a discount to the note payable of $75,000 and an initial derivative expense of $99,847. During the period ended March 31, 2019, the Company recorded accretion of $8,699 increasing the carrying value of the note to $8,699.

NOTE 7 – DERIVATIVE AND PREFERRED STOCK LIABILITIES

The embedded conversion option of (1) the convertible debentures described in Note 6; (2) preferred stock liability; (3) warrants; contain conversion features that qualify for embedded derivative classification. The fair value of the liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

Upon the issuance of the convertible notes payable described in Note 6, the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options. The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election, including the warrants described in Note 10, qualified for derivative classification. The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	March 31, 2019	December 31, 2018

Balance at the beginning of period	$322,976	$—
Original discount limited to proceeds of notes	156,750	100,000
Fair value of derivative liabilities in excess of notes proceeds received	342,641	247,033
Settlement of derivative instruments	(53,868)	—
Change in fair value of embedded conversion option	(180,342)	(24,057)
Balance at the end of the period	$588,157	$322,976

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	128-252%	2.42-2.51%	0%	0.72-5.00
At March 31, 2019	130-239%	2.21-2.44%	0%	0.56-4.96

On December 1, 2018, the Company’s Board of Director authorized an offering for 1,000,000 Preferred Series “A” stock at $0.10 per share and with 100%, regular or cashless exercise at $0.10 per share of common stock warrant coverage. At December 31, 2018, the Company received $60,000 of subscriptions for the issuance of 600,000 shares of Preferred Series “A” stock to three accredited investors who are related parties. This Preferred Series “A” stock had not been issued as of March 31, 2019. The Company did issue 600,000 warrants subject to cashless exercise at $0.10 per share for 5 years.

The Company is unable to issue the subscriber the preferred shares until the Company files a Certificate of Designation and the Preferred Series “A” stock has been duly validly authorized. At March 31, 2019, the Company had not filed the Certificate of Designation, and as the Company cannot issue the preferred shares to settle the proceeds received, it was determined the subscriptions were settleable in cash. As a result, the Company has classified the subscriptions received as a liability in accordance with ASC 480 Distinguishing Liabilities from Equity. The fair value of the liability of the preferred stock at December 31, 2018 was $144,352.

On March 29, 2019, the Company executed a settlement agreement that included the settlement of 100,000 of the Series A Preferred Shares and 100,000 of the warrants subscribed for as part of the December 1, 2018 offering. The Company agreed to issue 164,000 shares of its common stock as payment in full $25,000 owed to the subscriber for services rendered; the Company agreed to accept conversion and exercise of the purchased 100,000 Preferred Series A shares into 100,000 shares of the Company’s common stock and the Company shall accept the cashless conversion of 100,000 warrant into 34,400 shares of the Company’s restricted common stock; and, as inducement for and consideration for the settlement of the Company’s debt, the Company agrees to grant 500,000 additional shares of the Company’s restricted stock. The Company recorded the fair value of the shares issued of $103,792 and recorded a loss on the settlement of the subscriptions and the amounts payable of $55,830. The Company has not issued any shares with regard to the settlement of this debt at the time of this report.

The fair value of the liability of the preferred stock at March 31, 2019 was $57,394. The Company recorded a gain on the change in fair value of the preferred shares of $75,477.

The Company uses Level 3 inputs for its valuation methodology for the preferred share liability as their fair values were determined by using the Binomial Model based on various assumptions.

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At March 31, 2019	134%	2.23%	0%	4.68

NOTE 8 - STOCKHOLDERS’ DEFICIT

Preferred Stock

Effective March 23, 2018, the Company amended the articles of incorporation and authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of March 31, 2019, there were no shares of preferred stock issued or outstanding. See Note 7 for liabilities related to the Company’s commitment to issue shares of Series A stock upon the designation.

Common Stock

Effective March 23, 2018, the Company amended the articles of incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 100,000,000 to 300,000,000 shares. The number of shares outstanding of the registrant’s common stock as of March 31, 2019 was 50,518,048.

On January 1, 2019, the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The terms of the contract call for an annual salary of $90,000 for the first year, effective March 1, 2019 and increasing to $120,000 once the Company’s revenue exceeds monthly expenses, then incrementally over time and with certain operational results, up to $200,000/year. The salary may be paid, at the employee’s discretion, either in cash or in common stock. A $1,000 per month allowance will be granted to the executive for housing near the Company’s South Carolina facility. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020; 375,000 shares on March 1, 2021 and the final 375,000 shares on March 1, 2022. On January 1, 2019 the fair value of the restricted stock award totaled $240,000 which will be expensed over vesting period. As of March 31, 2019, 375,000 shares were issued and the Company had recognized $64,927 of expense.

On January 28, 2019, the Company agreed to convert $131,327 of principal and interest of the notes payable described in Note 6(a) into 987,421 shares of the Company’s common stock.

On March 25, 2019, the Company issued 200,000 shares of common stock to two employees of the Company as compensation in lieu of commission on sales of the Company’s products. As of March 31, 2019, the Company recorded the fair value of the common shares of $34,000 in consulting expense.

On March 29, 2019, the Company executed a settlement agreement with a contractual consultant, UCAP Partners, LLC for the settlement of $25,000 owed to the contractor for the provision of services as related to the March 15, 2018 agreement between UCAP and us. The settlement terms include acknowledgement that the Company owes UCAP $25,000 as payment for said services; that UCAP purchased and fully paid for Series A Preferred Stock and Warrants from the Company on December 3, 2018 (100,000 Preferred Series A Shares and 100,000 warrants to purchase common shares at $0.10/share); the settlement is outlined as follows: the Company shall issue 164,000 shares of its common stock as payment in full for the services rendered on the consulting contract; the Company shall accept UCAP’s conversion and exercise of the purchased 100,000 Preferred Series A shares into 100,000 shares of the Company’s common stock and the Company shall accept the cashless conversion of UCAP’s 100,000 warrant into 34,400 shares of the Company’s restricted common stock; and, as inducement for and consideration for the settlement of the Company’s debt to UCAP, the Company agrees to grant 500,000 additional shares of the Company’s restricted stock.

NOTE 9 – STOCK OPTIONS

The Company did not grant any stock options during the year ended December 31, 2018 or the three months ended March 31, 2019.

Below is a table summarizing the options issued and outstanding as of March 31, 2019:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2018	2,287,500	0.34
Granted	—	—
Expired	(30,000)	2.00
Settled	—	—
Balance, March 31, 2019	2,257,500	0.32

As at March 31, 2019, the following stock options were outstanding:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
05/21/2014	1,875,000	1,875,000	0.13	0.14	05/20/2019	$250,000
01/01/2016	90,000	90,000	0.33	0.75	12/31/2019	25,000
01/01/2016	75,000	75,000	0.33	0.75	12/31/2019	30,000
09/15/2016	10,000	10,000	1.00	0.75	12/31/2019	10,000
10/01/2016	7,500	7,500	1.00	0.75	12/31/2019	7,500
01/26/2017	200,000	200,000	2.00	2.83	01/26/2022	400,000
	2,257,500	2,257,500				$722,500

The weighted average exercise prices are $0.32 for the options outstanding and exercisable, respectively. The intrinsic value of stock options outstanding at March 31, 2019 was $Nil.

NOTE 10 – WARRANTS

As described in Note 6, on from February 14 through March 13, 2019, the Company issued 487,500 warrants subject to an exercise price of $0.20 per share for 5 years. The Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible instruments. The initial fair value of the warrants issued during the period was calculated using the Binomial Model as described in Note 7.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2018	650,000	0.17
Granted	487,500	0.20
Settled	(100,000)	0.10
Balance, March 31, 2019	1,037,500	0.19

As at March 31, 2019, the following share purchase warrants were outstanding:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
11/28/2018	50,000	50,000	1.00	2.67	11/28/2021	$50,000
12/3/2018	500,000	500,000	0.10	4.68	12/3/2023	50,000
2/14/2019	300,000	300,000	0.20	4.88	2/14/2024	60,000
3/13/2019	187,500	187,500	0.20	4.96	3/13/2024	37,500
	1,037,500	1,037,500				$197,500

The intrinsic value of warrants outstanding at March 31, 2019 was $15,000.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has agreements with related parties for consulting services, accrued rent, accrued interest, notes payable and stock options. See Notes to Financial Statements numbers 6, 9, 8 and 12 for more details.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements – On January 1, 2018, the Company entered into a contract for consulting services with a Florida-based agricultural advocacy group. The agreement included a $5,000 initial engagement fee and $1,250 per month through January 1, 2019

On March 15, 2018, the Company entered into a 12-month service agreement, expiring on March 15, 2019, for strategic planning, financing, capital formation, up listing and expansion of the Company’s shareholder base. The consulting company received a $5,000 non-refundable initial fee and the agreement included $2,500 per month through March 14, 2019 and received 2,000,000 shares of the Company’s restricted common stock.

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

On January 1, 2019, the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The terms of the contract call for an annual salary of $90,000 for the first year, effective March 1, 2019 and increasing to $120,000 once the Company’s revenue exceeds monthly expenses, then incrementally over time and with certain operation results, up to $200,000/year. The salary may be paid, at the employee’s discretion, either in cash or in common stock. A $1,000 per month allowance will be granted to the executive for housing near the Company’s South Carolina facility. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020, 375,000 shares on March 1, 2021 and the final 375,000 shares on March 1, 2022.

Other Obligations and Commitments – On April 12, 2018, the Company entered into a Purchase agreement with a third party to purchase its exclusive rights to US EPA Product Registration No. 83241-1 for a fixed fee. The Company paid $5,000 on execution of the agreement and has continued to make periodic installment payments for the purchase of this Registration.

On March 27, 2019, the Registrant entered into a letter of intent (the “LOI”) with Magnolia Columbia Limited (“Magnolia”), a Canadian company traded on the TSXV under the symbol “MCO”. Pursuant to the terms of the LOI, the parties agreed to negotiate and enter into a definitive agreement pursuant to which, by way of share exchange, amalgamation or other form of business combination to be determined by the legal and tax advisors of the parties, Magnolia will acquire all of the issued and outstanding shares of the Registrant in exchange for shares of Magnolia (the “Proposed Transaction”). Following completion of the Proposed Transaction, the Registrant would become a wholly-owned subsidiary of Magnolia (the “Resulting Issuer”) and will carry on the business of the Registrant assuming the PCT LTD name. Paradigm Convergence Technology Corporation (PCT Corp) will be wholly owned by PCT Ltd and continue to be the operational entity based in the US and operating as PCT Corp.

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

If a definitive agreement is not executed by the parties on or before April 27, 2019 (or such other date agreed to by the parties), the LOI will terminate. As of April 28, 2019, we had not entered into a definitive agreement with Magnolia or agreed to any extensions of the LOI, therefore the LOI terminated. However, we continue to negotiate with Magnolia for a potential future transaction.

NOTE 13. SUBSEQUENT EVENTS

On April 8, 2019, the Company executed an unsecured line of credit loan with Kabbage Bank in the amount of $42,500. The Company will pay interest on the loan of $9,563.

As of April 28, 2019, the Company had not entered into a definitive agreement with Magnolia or agreed to any extensions of the LOI, therefore the LOI terminated. However, the Company continues to negotiate with Magnolia for a potential future transaction.

On May 2, 2019, the Company entered into a convertible promissory with an unrelated party for $38,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $35,000. The note is due on April 29, 2020 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 3 lowest trading prices during the 15 trading day period prior to the conversion date. 3,337,236 shares of the Company’s common stock are held in reserve against default of this note.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in this Quarterly Report on Form 10-Q, future Quarterly Reports on Form 10-Q, our Annual Report on Form 10-K and Current Reports on Form 8-K.

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

In this form 10-Q references to “PCT LTD”, “the Company”, “we,” “us,” “our” and similar terms refer to PCT LTD (formerly Bingham Canyon Corporation) and its wholly owned operating subsidiary, Paradigm Convergence Technologies Corporation (“PCT Corp.” or “Paradigm”).

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

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded a net loss of $920,323 for the three months ended March 31, 2019 and accumulated losses of $10,847,326 from inception through March 31, 2019.

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

Management projects these costs to total approximately $2,500,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements. Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions, management believes that the Company expects to be close to profitability by the end of the fourth quarter of 2019.

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

SUMMARY OF BALANCE SHEET	March 31, 2019	December 31, 2018
Cash and cash equivalents	$9,067	$4,893
Total current assets	195,040	281,742
Total assets	4,714,403	4,846,988
Total liabilities	3,024,817	3,141,401
Accumulated deficit	(10,847,326)	(9,927,003)
Total stockholders’ equity	$1,689,586	$1,705,587

At March 31, 2019, the Company recorded a net loss of 920,323 and a working capital deficit of $2,823,247. We have recorded a relatively small amount of revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the three months ended 2019 and 2018 we have primarily relied upon advances and loans from stockholders and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $9,067 in cash at March 31, 2019, compared to $4,893 in cash at December 31, 2018. We had total liabilities of $3,024,817 at March 31, 2019 compared to $3,141,401 at December 31, 2018.

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

Commitments and Obligations

At March 31, 2019 the Company recorded notes payable totaling approximately $1,542,695 (net of debt discount) compared to notes payable totaling $1,907,011 (net of debt discount) at December 31, 2018. These notes payable represent cash advances received and expenses paid from third parties and related parties. All of the notes payable carry interest from 0% to 13% and are due ranging from on demand to February 14, 2022.

The Company headquarters and operations is located in Little River, South Carolina. The South Carolina lease amounts to $4,800 per month, expires on November 30, 2019 and includes an option to renew for two additional three-year periods. We are currently in arrears in our monthly lease payments.

Results of Operations

SUMMARY OF OPERATIONS	Three month period ended March 31,
	(Unaudited)
	2019	2018
Revenues	$195,957	$42,141

Total operating expenses	$824,530	547,639
Total other expense	291,750	25,804
Net loss	$920,323	$531,302
Basic and diluted loss per share	$0.02	$0.01

Revenues increased to $195,957 for the three months ended March 31, 2019 (the “2019 first quarter”) compared to $42,141 for the three months ended March 31, 2019 (the “2019 first quarter”). The revenue increase for the period was due to the increased volume of fluids sold, licensing revenue from EPA sub registrations, equipment sales and the additional revenue from recurring leased-equipment income.

Total operating expenses increased to $824,530 during the 2019 first quarter compared to $547,639 during the 2018 first quarter. The increase during the first quarter of 2019 was primarily due to an increase in operations as a result of increased activities associated with increased revenue, revenue costs, and increased stock-based compensation.

General and administrative expenses increased to $666,964 for the 2019 first quarter compared to $445,225 during the 2018 first quarter. The increase during the first quarter of 2019 was primarily due to an increase in stock-based compensation expense during the first quarter of 2019 as compared the first quarter of 2018.

Depreciation and amortization expenses decreased slightly to $84,912 during the 2019 first quarter compared to $86,696 during the 2018 first quarter. Depreciation and amortization was comparable between the two periods.

Total other expenses increased to $291,750 for the 2019 first quarter compared to $25,804 during the 2018 first quarter. The overall increase was a result of an increase in interest expense, loss on settlement of debt, and loss on change in fair value of derivatives. This was offset by a gain on change in fair value of preferred stock liabilities.

As a result of the changes described above, net loss from operations after income taxes decreased to $920,323 during the 2019 first quarter compared to $531,302 during the 2018 first quarter.

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

Critical Accounting Policies

Derivative and Preferred Stock Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of March 31, 2019, and December 31, 2018, the Company had a $588,157 and $322,976 derivative liability, respectively and preferred stock liabilities of $57,394 and $144,352, respectively.

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

Accounts Receivable

Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. The Company provided allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable is periodically evaluated for collectability bases on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the Company provided an allowance for doubtful accounts of $0 at March 31, 2019 and December 31, 2018, respectively.

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

Impairment of Long-lived Assets

The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the fair value. Under similar analysis no impairment was recorded during the three months ended March 31, 2019.

Intangible Assets

Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 1 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The recorded impairment expense was nil for the three months ended March 31, 2019.

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"), which requires lessees to recognize right-of-use ("ROU") assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. We adopted ASC 842 on January 1, 2019 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach did not require any transition accounting for leases that expired before the earliest comparative period presented. The adoption of this standard resulted in the recording of ROU assets and lease liabilities for our lease agreements with original terms of greater than one year. Upon implementation, the Company recognized an initial operating lease right-of-use asset of $43,330 and operating lease liability of $43,330. Due to the simplistic nature of the Company's leases, no retained earnings adjustment was required. See Note 5 for further details.

Revenue Recognition

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

The Company has disclosed disaggregated revenue via revenue stream on the face of the statement of operations. The Company did not have any contract assets or liabilities at March 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. F. Jody Read, our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our principal executive officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer concluded that as of March 31, 2019, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may become involved in various routine legal proceedings incidental to our business. To our knowledge as of the date of this Report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject. We are named as a defendant in a case for $6,010 to be paid to a HVAC contractor, which we maintain is our landlord’s responsibility.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. However, we detailed significant business risks in Item 1A to our Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2019, we entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The employment agreement awards Mr. Read 1,500,000 restricted shares of our restricted stock, which were issued immediately but shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020; 375,000 shares on March 1, 2021 and the final 375,000 shares on March 1, 2022.

On January 15, 2019, we executed a new $33,000 convertible note with interest rates of 12% per annum with Power Up Lending Group Ltd. (“Power Up”). This was our fifth note with Power Up. At any time after 180 days after the date of the Note, the Note is convertible into common stock, at Power Up’s option, at a 39% discount to the market price, which is defined as 61% of the average of the lowest three closing bid prices for the our common stock during the 15 trading days prior to the conversion date. Power Up has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  We must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the Note, with an initial reserved share amount of 2,822,523 shares. The disclosure set forth below under Item 5 (Other Information) pertaining to the Power Up Notes and Power Up Agreements is incorporated by reference into this Item 2.

On January 16, 2019, we entered into a convertible promissory note with GS Capital Partners, LLC (“GS Capital”) for $100,000. The note is due on January 16, 2020 and bears interest on the unpaid principal balance at a rate of 8% per annum. The Note may be converted by GS Capital at any time after 180 days of the date of issuance into shares of our common stock at a conversion price equal to 64% of the average 2 lowest trading prices during the 10 trading day period prior to the conversion date. GS Capital has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  We must, at all times, reserve four times that number of shares that would be issuable upon full conversion of the Note, with an initial reserved share amount of 5,208,000 shares. The disclosure set forth below under Item 5 (Other Information) pertaining to the GS Capital Note and GS Capital Agreement is incorporated by reference into this Item 2.

On January 28, 2019, we converted $131,327 of principal and interest of the notes payable described in Note 6(a) at $0.133 per share into 987,421 shares of our common stock.

On January 22, 2019, we entered into a convertible promissory with JSJ Investments, Inc. (“JSJ”) for $60,000. The note is due on January 22, 2020 and bears interest on the unpaid principal balance at a rate of 8% per annum. The Note may be converted by JSJ at any time after 180 days of the date of issuance into shares of our common stock at a conversion price equal to 64% of the average 2 lowest trading prices during the 10 trading day period prior to the conversion date. JSJ has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  We must, at all times, reserve four times that number of shares that would be issuable upon full conversion of the Note, with an initial reserved share amount of 3,400,000 shares. The disclosure set forth below under Item 5 (Other Information) pertaining to the JSJ Note and JSJ Agreement is incorporated by reference into this Item 2.

On January 22, 2019, we entered into a convertible promissory with EMA Financial, LLC (“EMA”) for $50,000. The note is due on October 22, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum. The Note may be converted by EMA at any time into shares of our common stock at a conversion price equal to the lower of (i) the closing sale price of our common stock on the day before the date of conversion, or (ii) 50% of the lowest sale price for our common stock during the twenty days prior to the conversion date. Additionally, if at any time the closing sales price for our common stock falls below $0.03, then an additional 15% discount will be applied to the conversion price. EMA has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock.  We must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the Note, with an initial reserved share amount of 5,000,000 shares. The disclosure set forth below under Item 5 (Other Information) pertaining to the EMA Note and EMA Agreements is incorporated by reference into this Item 2.

On February 20, 2019, we entered into a convertible promissory with Adar Alef, LLC (“Adar”) for $55,125. The note is due on February 20, 2020 and bears interest on the unpaid principal balance at a rate of 8% per annum. The Note may be converted by Adar at any time after 180 days of the date of issuance into shares of our common stock at a conversion price equal to 64% of the average 2 lowest trading prices during the 10 trading day period prior to the conversion date. Adar has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  We must, at all times, reserve four times that number of shares that would be issuable upon full conversion of the Note, with an initial reserved share amount of 2,153,000 shares. The disclosure set forth below under Item 5 (Other Information) pertaining to the Adar Note and Adar Agreements is incorporated by reference into this Item 2.

On February 21, 2019, we entered into a convertible promissory with Peak One Opportunity Fund, L.P. (“Peak One”) for $60,000. The note is due on February 20, 2020 and bears interest on the unpaid principal balance at a rate of 8% per annum. The Note may be converted by Peak One at any time after 180 days of the date of issuance into shares of our common stock at a conversion price equal to 64% of the average 2 lowest trading prices during the 10 trading day period prior to the conversion date. Peak One has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  We must, at all times, reserve seven times that number of shares that would be issuable upon full conversion of the Note, with an initial reserved share amount of 10,636,363 shares. We also issued Peak One a warrant with a term of five years to purchase up to 300,000 shares of common stock at an exercise price of $0.20 per share, subject to adjustment for dilutive issuances and cashless exercise. The disclosure set forth below under Item 5 (Other Information) pertaining to the Peak One Note and Peak One Agreements is incorporated by reference into this Item 2.

On February 22, 2019, we executed a new $53,000 convertible note with interest rates of 12% per annum with Power Up Lending Group Ltd. (“Power Up”). This was our sixth note with Power Up. At any time after 180 days after the date of the Note, the Note is convertible into common stock, at Power Up’s option, at a 39% discount to the market price, which is defined as 61% of the average of the lowest three closing bid prices for the our common stock during the 15 trading days prior to the conversion date. Power Up has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  We must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the Note, with an initial reserved share amount of 3,475,409 shares. The disclosure set forth below under Item 5 (Other Information) pertaining to the Power Up Notes and Power Up Agreements is incorporated by reference into this Item 2.

On March 13, 2019, we entered into a convertible promissory with Auctus Fund, LLC (“Auctus”) for $75,000. The note is due on December 13, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum. The Note may be converted by Auctus at any time into shares of our common stock at a conversion price equal to 50% of the lowest trading price during the 25 trading day period prior to the conversion date. Auctus has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  We must, at all times, reserve ten times that number of shares that would be issuable upon full conversion of the Note, with an initial reserved share amount of 11,538,461 shares. We also issued Auctus a warrant with a term of five years to purchase up to 187,500 shares of common stock at an exercise price of $0.20 per share, subject to adjustment for dilutive issuances and cashless exercise. The disclosure set forth below under Item 5 (Other Information) pertaining to the Auctus Note and Auctus Agreement is incorporated by reference into this Item 2.

On March 26, 2019, we issued 200,000 shares of common stock (valued at $0.17 per share ($34,000)) to two employees as compensation in lieu of commission on sales of our products. As of March 31, 2019, we recorded the fair value of the common shares of $34,000 in consulting expense.

On March 27, 2019, we settled a convertible note with a third party in the combined amount of principal and interest of $539,936 at $0.1525/share of common stock, for a total conversion of debt into equity of $539,936 for 3,597,989 restricted shares of common stock. This conversion transaction shall retire the entire note as paid in full.

On March 29, 2019, we executed a settlement agreement with a consultant for the settlement of $25,000 owed to the consultant. The settlement terms include: (i) the issuance of 664,000 shares of restricted common stock; (ii) the issuance of 100,000 shares of restricted common stock to the consultant for conversion of the 100,000 Series A Preferred Stock purchased by them for $10,000; and (iii) the issuance of 34,400 shares of restricted common stock for the cashless exercise of warrants. We owe the consultant 798,400 shares of common stock as of the date of this report.

Subsequent Issuances After Quarter-End

On April 29, 2019, we executed a new $38,000 convertible note with interest rates of 12% per annum with Power Up Lending Group Ltd. (“Power Up”). This was our seventh note with Power Up. At any time after 180 days after the date of the Note, the Note is convertible into common stock, at Power Up’s option, at a 39% discount to the market price, which is defined as 61% of the average of the lowest three closing bid prices for the our common stock during the 15 trading days prior to the conversion date. Power Up has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  We must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the Note, with an initial reserved share amount of 3,337,236 shares. The disclosure set forth below under Item 5 (Other Information) pertaining to the Power Up Notes and Power Up Agreements is incorporated by reference into this Item 2.

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

As of May 15, 2019, there are 80,494,900 shares of our common stock held in reserve in the event of default on certain convertible notes.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have entered into a number of promissory notes, some of which are in default as of March 31, 2019, or went into default before the filing of this Quarterly Report (See Note 6 to the financial statements).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Magnolia Columbia Limited LOI

On March 27, 2019, we entered into a letter of intent (the “LOI”) with Magnolia Columbia Limited (“Magnolia”), a Canadian company traded on the TSXV under the symbol “MCO”. Pursuant to the terms of the LOI, the parties agreed to negotiate and enter into a definitive agreement on or before April 27, 2019. As of April 28, 2019, we had not entered into a definitive agreement with Magnolia or agreed to any extensions of the LOI, therefore the LOI terminated. However, we continue to negotiate with Magnolia for a potential future transaction.

Convertible Promissory Notes

Power Up

On June 5, 2018, July 25, 2018, August 27, 2018, December 5, 2018, January 15, 2019, February 22, 2019 and April 29, 2019 (each a “Closing Date”), we completed the sale of seven Convertible Promissory Notes (the “Power Up Notes”) in the principal amounts of $68,000, $38,000, $53,000, $63,000, $33,000, $53,000 and $38,000, respectively, with interest rates of 12% per annum pursuant to the terms of seven Securities Purchase Agreements between Power Up Lending Group Ltd. (“Power Up”), a Virginia corporation, and us (the “Power Up Agreements”).  The Power Up Notes mature on June 5, 2019, July 25, 2019, August 27, 2019, December 5, 2019, January 15, 2020, February 22, 2020 and April 29, 2020, respectively (the “Maturity Dates”). We reimbursed Power Up $17,500 for its legal fees and paid Power Up a $3,500 due diligence fee, resulting in net proceeds to us from the Power Up Notes of $65,000, $35,000, $50,000, $60,000, $30,000, $50,000 and $35,000, respectively.

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

Power Up has agreed to restrict its ability to convert the Power Up Notes and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The Power Up Notes are a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of us.  The Power Up Notes also provide for penalties and rescission rights if we do not deliver shares of common stock upon conversion within the required timeframes set forth in the Power Up Agreements. We must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the Power Up Notes, with an initial reserved share amount of 1,592,506, 1,038,251, 1,408,950, 4,099,264, 2,822,523, 3,475,409, 3,337,236 shares (total of 17,774,139 shares), respectively.

The Power Up Notes contain default events which, if triggered and not timely cured (if curable), will result in a default payment equal to 150% the amount owed to Power Up and a default interest at the rate of 22% per annum.

The above description of certain material terms of the Power Up Notes and Power Up Agreements are not a complete description of all terms of the financing transaction and is qualified in its entirety by reference to the Power Up Notes and Power Up Agreements, which are attached hereto as Exhibits 4.1, 4.2, 4.3, 4.4, 4.5, 4.6, 4.13 10.6, 10.7, 10.8, 10.9, 10.10, 10.11 and 10.17, respectively.

GS Capital

On January 16, 2019, we entered into a 12-month $100,000 principal face value 8.0% (per annum) convertible note (“GS Capital Note”) with GS Capital Partners, LLC (“GS Capital”), with a maturity date of January 16, 2020. The GS Capital Note carries $5,000 original issue discount (OID), and we paid a third party $5,000 resulting in net proceeds to us of $90,000. GS Capital is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of our common stock at a price for each share of Common Stock equal to 64% of the average of the two lowest trading prices for the Common Stock as reported on the National Quotations Bureau OTC Markets for the ten (10) prior trading days. The GS Capital Note may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the date which is 180 days following the issue date, beginning at 110% of the outstanding principal and accrued interest increasing by 10% for every 60 day period thereafter until the 180th day following the Closing Date. After the expiration of the 180 days following the issue date, we may not prepay the Note for any reason. We must, at all times, reserve four times that number of shares that would be issuable upon full conversion of the Note, with an initial reserved share amount of 5,208,000 shares.

The foregoing descriptions of the GS Capital Note and the Securities Purchase Agreement (under which the GS Capital Note was issued) are not complete and are qualified in their entirety by reference to the provisions of the GS Capital Note and the Securities Purchase Agreement, filed as Exhibits 4.7 and 10.12, respectively, to this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

JSJ

On January 22, 2019, we entered into a 12-month $60,000 principal face value 8.0% (per annum) convertible note (“JSJ Note”) with JSJ Investments Inc. (“JSJ”), with a maturity date of January 22, 2020. The JSJ Note carries $3,000 original issue discount (OID), and we paid a third party $8,000 resulting in net proceeds to us of $49,000. JSJ is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of our common stock at a price for each share of Common Stock equal to 64% of the average of the two lowest trading prices for the Common Stock as reported on the National Quotations Bureau OTC Markets for the ten (10) prior trading days. The JSJ Note may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the date which is 180 days following the issue date, beginning at 110% of the outstanding principal and accrued interest increasing by 10% for every 60 day period thereafter until the 180th day following the Closing Date. After the expiration of the 180 days following the issue date, we may not prepay the Note for any reason. We must, at all times, reserve four times that number of shares that would be issuable upon full conversion of the Note, with an initial reserved share amount of 3,400,000 shares.

The foregoing descriptions of the JSJ Note is not complete and is qualified in its entirety by reference to the provisions of the JSJ Note filed as Exhibit 4.8 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EMA

On January 22, 2019, we entered into a 9-month $50,000 principal face value 12.0% (per annum) convertible note (“EMA Note”) with EMA Financial, LLC (“EMA”), with a maturity date of October 22, 2019. The Note may be converted by EMA at any time into shares of our common stock at a conversion price equal to the lower of (i) the closing sale price of our common stock on the day before the date of conversion, or (ii) 50% of the lowest sale price for our common stock during the twenty days prior to the conversion date. Additionally, if at any time the closing sales price for our common stock falls below $0.03, then an additional 15% discount will be applied to the conversion price. The EMA Note may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the date which is 180 days following the issue date, beginning at 120% of the outstanding principal and accrued interest increasing by 15% for every 90 day period thereafter until the 180th day following the Closing Date. After the expiration of the 180 days following the issue date, we may not prepay the Note for any reason. We must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the Note, with an initial reserved share amount of 5,000,000 shares.

The foregoing descriptions of the EMA Note and the Securities Purchase Agreement (under which the EMA Note was issued) are not complete and are qualified in their entirety by reference to the provisions of the EMA Note and the Securities Purchase Agreement, filed as Exhibits 4.9 and 10.14, respectively, to this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

Adar

On February 20, 2019, we entered into a 12-month $55,125 principal face value 8.0% (per annum) convertible note (“Adar Note”) with Adar Alef, LLC (“Adar”), with a maturity date of February 20, 2020. The Adar Note carries $2,500 original issue discount (OID), and we paid a third party $2,625 resulting in net proceeds to us of $50,000. The Note may be converted by Adar at any time after 180 days of the date of issuance into shares of our common stock at a conversion price equal to 64% of the average 2 lowest trading prices during the 10 trading day period prior to the conversion date. The Adar Note may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the date which is 180 days following the issue date, beginning at 110% of the outstanding principal and accrued interest increasing by 10% for every 60 day period thereafter until the 180th day following the Closing Date. After the expiration of the 180 days following the issue date, we may not prepay the Note for any reason. We must, at all times, reserve four times that number of shares that would be issuable upon full conversion of the Note, with an initial reserved share amount of 2,153,000 shares.

The foregoing descriptions of the Adar Note and the Securities Purchase Agreement (under which the Adar Note was issued) are not complete and are qualified in their entirety by reference to the provisions of the Adar Note and the Securities Purchase Agreement, filed as Exhibits 4.11 and 10.15, respectively, to this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

Auctus

On March 13, 2019, we entered into a 9-month $75,000 principal face value 12.0% (per annum) convertible note (“Auctus Note”) with Auctus Fund, LLC (“Auctus”), with a maturity date of December 13, 2019. The Note may be converted by Auctus at any time into shares of our common stock at a conversion price equal to the lower of (i) the closing sale price of our common stock on the day before the date of conversion, or (ii) 50% of the lowest sale price for our common stock during the twenty-five days prior to the conversion date. The Auctus Note may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the date which is 180 days following the issue date, beginning at 135% of the outstanding principal and accrued interest increasing by 15% for every 90 day period thereafter until the 180th day following the Closing Date. After the expiration of the 180 days following the issue date, we may not prepay the Note for any reason. We must, at all times, reserve ten times that number of shares that would be issuable upon full conversion of the Note, with an initial reserved share amount of 11,538,461 shares. We also issued Auctus a warrant with a term of five years to purchase up to 187,500 shares of common stock at an exercise price of $0.20 per share, subject to adjustment for dilutive issuances and cashless exercise.

The foregoing descriptions of the Auctus Note and the Securities Purchase Agreement (under which the Auctus Note and warrant was issued) are not complete and are qualified in their entirety by reference to the provisions of the Auctus Note and the Securities Purchase Agreement, filed as Exhibits 4.12 and 10.16, respectively, to this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation, as currently in effect (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed April 13, 2018)
3(ii)	Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed April 13, 2018)
4.1	Power Up Note dated June 5, 2018 (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed August 20, 2018)
4.2	Second Power Up Note dated July 25, 2018 (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed August 20, 2018)
4.3	Third Power Up Note dated August 27, 2018 (Incorporated by reference to Exhibit 4.3 of Form 10-Q, filed November 21, 2019)
4.4	Fourth Power Up Note dated December 5, 2018
4.5	Fifth Power Up Note dated January 15, 2019
4.6	Sixth Power Up Note dated February 22, 2019
4.7	GS Capital Note dated January 16, 2019
4.8	JSJ Note dated January 22, 2019
4.9	EMA Note dated January 22, 2019
4.10	Adar Note dated February 20, 2019
4.11	Peak One Note dated February 21, 2019
4.12	Auctus Note dated March 13, 2019
10.1	Agreement with Annihilyzer, Inc. dated November 29, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed April 20, 2017)
10.2	Amendment to Agreement with Annihilyzer, Inc. dated April 6, 2017 (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed April 20, 2017)
10.3	Read Consolidated Promissory Note dated September 27, 2017 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed October 4, 2017)
10.4†	Paris Employment Agreement (Incorporated by reference to Exhibit 10.5 of Form 10-Q, filed November 14, 2017)
10.5	Strategic Planning Services Agreement dated March 15, 2018
10.6	Power Up Agreement dated June 5, 2018 (Included in Exhibit 4.1, which is incorporated by reference to Exhibit 4.1 of Form 10-Q, filed August 20, 2018)
10.7	Second Power Up Agreement dated July 25, 2018 (Included in Exhibit 4.2, which is incorporated by reference to Exhibit 4.2 of Form 10-Q, filed August 20, 2018
10.8	Third Power Up Agreement dated August 27, 2018 (Included in Exhibit 4.3, which is incorporated by reference to Exhibit 4.3 of Form 10-Q, filed November 21, 2019)
10.9	Fourth Power Up Agreement dated December 15, 2018
10.10	Fifth Power Up Agreement dated January 15, 2019
10.11	Sixth Power Up Agreement dated February 22, 2019
10.12	GS Capital Agreement dated January 16, 2019
10.13	JSJ Agreement dated January 22, 2019
10.14	EMA Agreement dated January 22, 2019
10.15	Adar Agreement dated February 20, 2019
10.16	Peak One Agreement dated February 21, 2019
10.17	Auctus Agreement dated March 13, 2019
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BINGHAM CANYON CORPORATION

Date: May 15, 2019	By:	/s/ F. Jody Read
F. Jody Read, Principal Executive Officer, Principal Financial Officer
Chief Executive Officer and Director

