Form 10-Q
period 2019-06-30
PCT LTD
filed 2019-09-16
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares outstanding of the registrant’s common stock as of September 12, 2019 was 240,774,150 which does not include 59,225,850 shares of common stock reserved against default/conversion of convertible debt.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the six month periods ended June 30, 2019 and 2018 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month periods ended June 30, 2019 and 2018 are not necessarily indicative of results to be expected for any subsequent period.

PCT LTD

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$37,298	$4,893
Accounts receivable	121,129	49,140
Inventory	6,461	7,105
Prepaid expenses	41,019	218,494
Other current assets	2,110	2,110
Total current assets	208,017	281,742

PROPERTY AND EQUIPMENT
Property and equipment, net	489,787	499,972

OTHER ASSETS
Intangible assets, net	3,860,873	4,059,775
Operating lease right-of-use asset	19,695	—
Deposits	5,499	5,499
Total other assets	3,886,067	4,065,274

TOTAL ASSETS	$4,583,871	$4,846,988

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$384,860	$350,593
Accrued expenses – related parties	62,278	54,033
Accrued expenses	488,841	362,436
Operating lease liability	21,704	—
Deferred revenue	24,532	—
Current portion of notes payable – related parties, net	819,863	93,000
Current portion of notes payable, net	406,306	399,664
Current portion of convertible notes payable, net	488,141	161,280
Derivative liability	3,349,099	322,976
Preferred series A stock liability	—	144,352
Total current liabilities	6,045,624	1,888,334

LONG-TERM LIABILITIES
Notes payable – related parties, net of current portion and discounts	—	733,826
Notes payable, net of current portion and discounts	—	126,707
Convertible notes payable, net of current portion and discounts	7,909	392,534
TOTAL LIABILITIES	6,053,533	3,141,401

MEZZANINE EQUITY
Preferred stock series A, $0.001 par value; 1,000,000 authorized; 500,000 and nil issued and outstanding at June 30, 2019 and December 31, 2018, respectively	60,398	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 300,000,000 authorized; 76,859,961 and 44,559,238 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	76,860	44,560
Additional paid-in-capital	12,770,553	11,588,030
Accumulated deficit	(14,377,473)	(9,927,003)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,530,060)	1,705,587

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,583,871	$4,846,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
REVENUES
Product	$11,745	$50,572	$98,839	$73,213
Licensing	34,000	—	78,500	—
Equipment leases	73,117	19,500	137,480	39,000
Total Revenue	118,862	70,072	314,819	112,213

OPERATING EXPENSES
General and administrative	419,131	613,569	1,086,095	1,058,794
Cost of product, licensing and equipment leases	24,077	4,756	96,731	20,474
Depreciation and amortization	84,189	80,162	169,101	166,858
Total operating expenses	527,397	698,487	1,351,927	1,246,126

Net loss before other expenses	(408,535)	(628,415)	(1,037,108)	(1,133,913)

OTHER INCOME (EXPENSES)
Loss on change in fair value of derivative liability	(2,789,342)	—	(2,951,641)	—
Gain (loss) on change in fair value of preferred series A stock liability	(3,004)	—	72,473	—
Gain on sale of intangible assets	52,498	—	52,498	—
Loss on settlement of debt	—		(84,409)	—
Interest expense	(381,764)	(39,644)	(502,283)	(65,448)
Total other income (expenses)	(3,121,612)	(39,644)	(3,413,362)	(65,448)

Loss from operations before Income taxes	(3,530,147)	(668,059)	(4,450,470)	(1,199,361)

Income taxes	—	—	—	—

NET LOSS	$(3,530,147)	$(668,059)	$(4,450,470)	$(1,199,361)

Basic and diluted net loss per share	$(0.07)	$(0.02)	$(0.09)	$(0.03)

Basic and diluted weighted average shares outstanding	52,755,139	43,407,809	49,208,103	42,541,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(4,450,470)	$(1,199,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169,101	166,858
Amortization of debt discount	300,703	15,470
Amortization of operating lease right-of-use asset	23,635	—
Common stock issued for services	122,052	295,904
Loss on change in fair value of derivative liability	2,951,641	—
Gain on change in fair value of preferred series A stock liability	(72,473)	—
Loss on settlement of debt	84,409	—
Gain on sale of intangible assets	(52,498)	—
Changes in operating assets and liabilities:
Accounts receivable	(81,166)	(27,274)
Inventory	644	(17,493)
Prepaid expenses	177,475	3,371
Other assets	—	(44,500)
Operating lease liability	(21,626)	—
Accounts payable	59,265	3,703
Accrued expenses – related party	8,245	17,125
Accrued expenses	303,311	95,812
Deferred revenue	24,532	—
Net cash used in operating activities	(453,220)	(690,385)

Cash Flows from Investing Activities
Proceeds from sale of intangible assets	57,500	—
Purchase of property and equipment	(2,516)	(3,900)
Purchase of intangible assets	(5,000)	(5,000)
Net cash provided by (used in) investing activities	49,984	(8,900)

Cash Flows from Financing Activities
Proceeds from notes payable – related parties	2,544	54,000
Proceeds from notes payable	88,600	287,500
Proceeds from convertible notes payable	460,750	265,000
Proceeds from issuance of common stock	—	115,000
Repayment of notes payable – related parties	(16,044)	(10,000)
Repayment of notes payable	(9,209)	(20,000)
Repayment of convertible notes payable	(91,000)	—
Net cash provided by financing activities	435,641	691,500

Net change in cash	32,405	(7,785)
Cash and cash equivalents at beginning of period	4,893	7,838
Cash and cash equivalents at end of period	$37,298	$53

Supplemental Cash Flow Information
Cash paid for interest	$51,639	$14,750
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Debt discounts on notes payable – related parties	$—	$20,000
Debt discounts on notes payable	$10,204	$13,464
Debt discounts on convertible notes payable	$395,125	$78,087
Modification of notes payable	$20,590	$—
Common stock issued in conversion of convertible notes payable	$287,376	$—
Accounts receivable netted against notes payable	$18,000	$—
Initial operating lease right-of-use asset and liability	$43,330	$—
Default penalty on convertible notes payable	$87,500	$—
Preferred series A stock reclassification from liability to mezzanine equity	$60,398	$—
Extinguishment of notes payable	$—	$250,000
Common stock issued for prepaid expenses	$—	$1,028,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2018	44,559,238	$44,560	$11,588,030	$(9,927,003)	$1,705,587
Common stock issued for services	575,000	575	98,352	—	98,927
Common stock issued in settlement of debt	5,383,810	5,383	800,012	—	805,395
Net loss	—	—	—	(920,323)	(920,323)
Balance – March 31, 2019	50,518,048	$50,518	$12,486,394	$(10,847,326)	$1,689,586
Common stock issued for services	—	—	23,125	—	23,125
Common stock issued in conversion of convertible notes payable	26,341,913	26,342	261,034	—	287,376
Net loss	—	—	—	(3,530,147)	(3,530,147)
Balance – June 30, 2019	76,859,961	$76,860	$12,770,553	$(14,377,473)	$(1,530,060)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2017	41,179,238	$41,180	$10,001,323	$(6,744,520)	$3,297,983
Common stock issued for cash	110,000	110	54,890	—	55,000
Common stock payable for services	—	—	43,836	—	43,836
Beneficial conversion feature	—	—	58,401	—	58,401
Net loss	—	—	—	(531,302)	(531,302)
Balance – March 31, 2018	41,289,238	$41,290	$10,158,450	$(7,275,822)	$2,923,918
Common stock issued for cash	120,000	120	59,880	—	60,000
Common stock issued for services	2,050,000	2,050	982,114	—	984,164
Beneficial conversion feature	—	—	16,686	—	16,686
Net loss	—	—	—	(668,059)	(668,059)
Balance – June 30, 2018	43,459,238	$43,460	$11,217,130	$(7,943,881)	$3,316,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Notes to the Unaudited

Condensed Consolidated Financial Statements

June 30, 2019

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

Cash and Cash Equivalents

Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash of $37,298 and $4,893 as of June 30, 2019 and December 31, 2018, respectively, represents cash on deposit in various bank accounts. There were no cash equivalents as of June 30, 2019 and December 31, 2018.

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

Derivative liabilities and preferred series A stock liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2019, consisted of the following:

	Total fair value at June 30, 2019 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	3,349,099	—	—	3,349,099
Total	3,349,099	—	—	3,349,099

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018, consisted of the following:

	Total fair value at December 31, 2018 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Preferred series A stock liability (1)	144,352	—	—	144,352
Derivative liability (1)	322,976	—	—	322,976
Total	467,328	—	—	467,328

(1) The Company has estimated the fair value of these liabilities using the Binomial Model.

Derivative and Preferred Series A Stock Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of June 30, 2019, and December 31, 2018, the Company had a $3,349,099 and $322,976 derivative liability, respectively and preferred series A stock liabilities of $0 and $144,352, respectively.

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

Accounts Receivable

Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. The Company provided allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable is periodically evaluated for collectability bases on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the Company provided an allowance for doubtful accounts of $0 at June 30, 2019 and December 31, 2018, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method. We record the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. As of June 30, 2019 and December 31, 2018, the inventory consisted of parts for equipment sold as replacement parts to existing customers or sold to new customers. The Company has recorded a reserve allowance of $0 and $0 as of June 30, 2019 and December 31, 2018, respectively. The Company has determined that some of the supplies inventory is necessary to be placed into service, after assembly into equipment to be used in product manufacturing and classified as Machinery and Equipment. The balance at June 30, 2019 and December 31, 2018 of such supplies and equipment not yet placed in service amounted to $306,225 and $319,735, respectively.

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

Impairment of Long-lived Assets

The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the fair value. Under similar analysis no impairment was recorded during the six months ended June 30, 2019.

Intangible Assets

Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology. Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 1 to 15 years. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The recorded impairment expense was nil for the six months ended June 30, 2019.

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

The Company has disclosed disaggregated revenue via revenue stream on the face of the statement of operations. The Company did not have any contract assets or liabilities at June 30, 2019.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of June 30, 2019, there were outstanding common share equivalents (options, warrants, convertible debt and preferred series A stock) which amounted to 721,585,416 shares of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

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

NOTE 2. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception of $14,377,473 and has negative cash flows from operations. As of June 30, 2019, the Company had a working capital deficit of $5,837,607. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from 3 to 7 years once placed into service. Depreciation expense does not begin until documentation of equipment placed in service is provided. Machinery and leased equipment is not intended to be sold to the customer at the end of the lease term. Depreciation expense was $12,701 and $12,946 for the six months ended June 30, 2019 and 2018, respectively. Property and equipment at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Machinery and leased equipment	$151,719	$138,209
Machinery and equipment not yet in service	358,760	369,754
Office equipment and furniture	20,064	20,064
Website	2,760	2,760

Total property and equipment	$533,303	$530,787
Less: Accumulated Depreciation	(43,516)	(30,815)

Property and equipment, net	489,787	499,972

NOTE 4. INTANGIBLE ASSETS

Amortization is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets, which range from 1 to 15 years. Amortization expense was $156,400 and $153,912 for the six months ended June 30, 2019 and 2018, respectively. Intangible assets at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Patents	$4,505,489	$4,514,989
Technology rights	200,000	235,500
Intangible, at cost	4,705,489	4,750,489
Less: Accumulated amortization	(844,616)	(690,714)
Net Carrying Amount	$3,860,873	$4,059,775

Estimated Future Amortization Expense:

$
For year ending December 31, 2019	155,168
For year ending December 31, 2020	303,613
For year ending December 31, 2021	302,003
For year ending December 31, 2022	302,003
For year ending December 31, 2023 to December 31, 2034	2,798,086
Total	3,860,873

On May 10, 2019, the Company sold intangible assets with a carrying value of $92,502 for $111,323 of cash of which $53,823 was received subsequent to June 30, 2019, and the settlement of $33,677 of liabilities owed to the buyer.  The Company recorded a gain on sales of intangible assets of $52,498.

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

The following table sets forth the ROU assets and liabilities as of June 30, 2019:

June 30, 2019
Operating lease right-of-use asset	$19,695

Operating lease liability:
Current operating lease liability	$21,704
Noncurrent operating lease liability	—
Total operating lease liability	$21,704

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the six months ended June 30, 2019, the Company recognized operating lease expense of $30,809. Operating lease costs are included within selling, administrative and other expenses on the condensed consolidated statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities were $28,800 for the six months ended June 30, 2019. During the six months ended June 30, 2019, the Company reduced its ROU liabilities by $21,626 from cash paid.

Our weighted average discount rate is 41% and the weighted average remaining lease term is 5 months. Lease payments over the next five years and thereafter are as follows:

June 30, 2019
2019 - remaining	$24,000
2020 and thereafter	—
Total lease payments	24,000
Less: imputed interest	(2,296)
Total ROU liabilities	$21,704

As previously disclosed in our 2018 Form 10-K under the prior guidance of ASC 840, minimum payments under operating lease agreements as of December 31, 2018 were as follows:

December 31, 2018
2019	$52,950
2020	—
Total	$52,950

NOTE 6. Notes Payable

The following tables summarize notes payable as of June 30, 2019 and December 31, 2018:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at June 30, 2019	Balance at December 31, 2018
Note Payable***	$150,000	5/18/2016	6/1/2019	19.00%	$150,000	$150,000
Note Payable ***	$25,000	5/8/2017	6/30/2018	0.00%	$27,500	$27,500
Note Payable	$130,000	6/20/2018	1/2/2020	8.00%	$130,000	$130,000
Note Payable (a)	$126,964	6/20/2018	8/31/2018	6.00%	$—	$126,964
Note Payable (b)	$26,500	6/26/2018	10/1/2019	10.00%	$10,090	$26,500
Note Payable (g)	$60,000	10/30/2018	12/30/2018	8.00%	$—	$60,000
Note Payable ***	$8,700	11/15/2018	6/30/2019	10.00%	$8,700	$8,700
Note Payable (c)	$52,063	4/8/2020	4/8/2020	41.38%	$42,854	$—
Note Payable (d)	$40,000	6/20/2019	12/31/2019	8.00%	$40,000	$—
Note Payable (e)	$6,741	6/21/2019	4/8/2020	41.38%	$6,741	$—
Subtotal					$415,885	$529,664
Debt Discount					$(9,579)	$(3,293)
Balance, net					$406,306	$526,371
Less current portion					$(406,306)	$(399,664)
Total long-term					$—	$126,707

*** Currently in default

a)	On January 28, 2019, the Company agreed to convert $131,327 of principal and interest of its note payable with a non-related party into 987,421 shares of the Company’s common stock. The company recorded a loss on settlement of debt of $38,319 equal to the difference between the fair value of the common shares of $177,736 and the carrying value of the note and interest.

b)	On February 1, 2019, the Company modified note by extending the maturity date to October 1, 2019. Further, the Company and the lender agreed that the customer’s minimum monthly royalty payments of $1,500 would be applied to reduce the principal and interest of the note. Total accounts receivable from the noteholder of $18,000 was applied to the note during the six months ended June 30, 2019. At June 30, 2019, the remaining balance of the note was $10,090.

c)	On April 8, 2019, the Company entered into a promissory bank loan with a non-related party for $52,063 of which $9,563 was the loan fee or original issue discount resulting in cash proceeds to the Company of $42,500. The note is due on April 8, 2020 and results in an annual percentage rate of 41.38%.

d)	On June 20, 2019 the Company entered into a promissory note with a non-related party for $40,000. The note is due December 31, 2019, is unsecured and bears an interest rate of 8% per annum.

e)	On June 21, 2019, the Company entered into a promissory bank loan with a non-related party for $6,741 of which $641 was the loan fee or original issue discount resulting in cash proceeds to the Company of $6,100. The note is due on April 8, 2020 and results in an annual percentage rate of 41.38%.

The following table summarizes notes payable, related parties as of June 30, 2019 and December 31, 2018:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at June 30, 2019	Balance at December 31, 2018
Note Payable, RP ***	$30,000	4/10/2018	1/15/2019	3.00%	$30,000	$30,000
Note Payable, RP	$380,000	6/20/2018	1/2/2020	8.00%	$380,000	$380,000
Note Payable, RP	$350,000	6/20/2018	1/2/2020	5.00%	$339,000	$350,000
Note Payable, RP	$17,000	6/20/2018	1/2/2020	5.00%	$17,000	$17,000
Note Payable, RP ***	$50,000	7/27/2018	11/30/2018	8.00%	$50,000	$50,000
Note Payable, RP	$5,000	10/9/2018	Demand	0.00%	$5,000	$5,000
Note Payable, RP	$5,000	10/19/2018	Demand	0.00%	$5,000	$5,000
Note Payable, RP **	$3,000	10/24/2018	Demand	0.00%	$—	$3,000
Note Payable, RP (f)**	$2,544	1/3/2019	6/30/2019	3.00%	$—	$—
Subtotal					$826,500	$840,000
Debt Discount					$(6,637)	$(13,174)
Balance, net					$819,863	$826,826
Less current portion					$(819,863)	$(93,000)
Total long-term					$—	$733,826
** Paid off during the period ***Currently in default

f)	On January 3, 2019, the Company entered into a promissory note with the Chairman and President of the Company for $2,544. The note is due June 30, 2019, is unsecured and bears an interest rate of 3.0% per annum. At June 30, 2019, the remaining balance of this note was $0.

The following table summarizes convertible notes payable as of June 30, 2019 and December 31, 2018:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at March 31, 2019	Balance at December 31, 2018
Convertible Note Payable (g)	$450,000	3/28/2018	3/31/2021	8.00%	$—	$450,000
Convertible Note Payable **	$38,000	7/30/2018	7/25/2019	12.00%	$—	$38,000
Convertible Note Payable **	$53,000	8/29/2018	8/27/2019	12.00%	$—	$53,000
Convertible Note Payable (h) *	$50,000	12/6/2018	12/6/2019	5.00%	$36,123	$50,000
Convertible Note Payable (i) *	$65,000	12/6/2018	12/6/2019	5.00%	$43,599	$65,000
Convertible Note Payable(j) ***	$63,000	12/12/2018	12/5/2019	22.00%	$42,800	$63,000
Convertible Note Payable (g)	$539,936	1/15/2019	1/15/2020	8.00%	—	—
Convertible Note Payable (k) ***	$33,000	1/16/2019	1/15/2020	22.00%	$49,500	$—
Convertible Note Payable (l)	$100,000	1/18/2019	1/16/2020	8.00%	$100,000	$—
Convertible Note Payable (m)	$60,000	1/29/2019	1/22/2020	8.00%	$60,000	$—
Convertible Note Payable (n) *	$50,000	2/1/2019	10/22/2019	12.00%	$50,000	$—
Convertible Note Payable (o) *	$60,000	2/21/2019	2/14/2022	0.00%	$60,000	$—
Convertible Note Payable (p)	$55,125	2/21/2019	2/20/2020	8.00%	$55,125	$—
Convertible Note Payable (q) ***	$53,000	2/26/2019	2/20/2020	22.00%	$79,500	$—
Convertible Note Payable (r)	$75,000	3/18/2019	12/13/2019	12.00%	$75,000	$—
Convertible Note Payable (s) ***	$38,000	5/2/2019	4/29/2020	22.00%	57,000
Subtotal					$708,647	$719,000
Debt Discount					$(212,597)	$(165,186)
Balance, net					$496,050	$553,814
Less current portion					$(488,141)	$(161,280)
Total long-term					$7,909	$392,534
* Embedded conversion feature accounted for as a derivative liability ** Paid off during the period

g)	On January 15, 2019, the Company executed a new, consolidated convertible note with a non-related party by extinguishing the March 28, 2018 convertible note in the amount of $450,000 with interest due of $28,898 and a $60,000 term note, dated October 31, 2018 with interest due of $1,038. The new convertible note is in the amount of $539,936, is due on or before January 15, 2022, has an 8% per annum interest rate and may be converted into shares of the Company’s common stock at $0.20 per share. The new note incorporates an anti-dilution feature if the Company issues more than 60,000,000 shares of its common stock. The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature was $292,651. The company recorded a loss on extinguishment of debt of $350,117 equal to the initial fair value of derivative liability on the new note and the previous unamortized debt discount balance of one the old notes.

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

h)	During the six months ended June 30, 2019, $14,877 of principal ($13,877) and interest ($1,000) of the convertible note payable was converted into 9,355,000 shares of the Company’s common stock.

i)	During the six months ended June 30, 2019, $23,401 of principal ($21,401) and interest ($2,000) of the convertible note payable was converted into 9,040,000 shares of the Company’s common stock.

j)	In the prior year, on December 12, 2018, the Company entered into a convertible promissory with a non-related party for $63,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $60,000. The note is due on December 5, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum. Any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days (June 10, 2019) of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 3 lowest trading prices during the 15-trading day period prior to the conversion date.

One June 10, 2019, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature was $142,265 and resulted in a discount to the note payable of $60,000 and an initial derivative expense of $82,265. On June 19, 2019, the Company defaulted on the note, resulting in a default penalty of $25,500 added to the principal of the note and the remaining discount was accelerated and recognized to interest expense. During the six months ended June 30, 2019, $45,700 of the convertible note payable was converted into 7,946,913 shares of the Company’s common stock.

k)	On January 16, 2019, the Company entered into a convertible promissory with a non-related for $33,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $30,000. The note is due on January 15, 2020 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. On June 19, 2019, the Company defaulted on the note, resulting in the note becoming immediately convertible and a default penalty of $16,500 added to the principal of the note.

On June 19, 2019, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature was $116,540 and resulted in a discount to the note payable of $30,000 and an initial derivative expense of $86,540. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense.

l)	On January 18, 2019, the Company entered into a convertible promissory note with a non-related party for $100,000 of which $5,000 was an original issue discount and $5,000 was paid directly to third parties resulting in cash proceeds to the Company of $90,000. The note is due on January 16, 2020 and bears interest on the unpaid principal balance at a rate of 8% per annum. Stringent pre-payment terms apply (from 10% to 30%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 24% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 64% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The note isn’t convertible until 180 days following funding and no derivative liability was recognized as of June 30, 2019.

m)	On January 29, 2019, the Company entered into a convertible promissory note with a non-related for $60,000 of which $3,000 was an original issue discount and $8,000 was paid directly to third parties resulting in cash proceeds to the Company of $49,000. The note is due on January 22, 2020 and bears interest on the unpaid principal balance at a rate of 8% per annum. Stringent pre-payment terms apply (from 10% to 30%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 18% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to the lower of 64% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date or $0.12. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The note isn’t convertible until 180 days following funding and no derivative liability was recognized as of June 30, 2019.

n)	On February 1, 2019, the Company entered into a convertible promissory note with a non-related party for $50,000 of which $5,000 was an original issue discount resulting in cash proceeds to the Company of $45,000. The note is due on October 22, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum and a default interest rate of 24% per annum. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal 50% of the lowest trading price during the 20-trading day period prior to the conversion date. As the closing sales price fell below $0.03, an additional 15% discount was be attributed to the conversion price.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature was $158,142 and resulted in a discount to the note payable of $50,000 and an initial derivative expense of $113,142. During the period ended June 30, 2019, the Company recorded accretion of $18,326 increasing the carrying value of the note to $18,326.

o)	On February 21, 2019, the Company entered into a convertible promissory note with a non-related party for $60,000 of which $5,000 was an original issue discount and $8,000 was paid directly to third parties resulting in cash proceeds to the Company of $47,000. The Company also issued a warrant with a term of five years to purchase up to 300,000 shares of common stock of the Company at an exercise price of $0.20 per share and subject to adjustment for dilutive issuances and cashless exercise. The note is due on February 14, 2022 and bears interest on the unpaid principal balance at a rate of 0% per annum. Stringent pre-payment terms apply (from 10% to 40%, dependent upon the timeframe of repayment during the note’s term) and in the event of default an additional 40% of the principal and interest balance shall be owed. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to the lower of 60% of the lowest trading price during the 20-trading day period prior to the conversion date or $0.12. If at any time the closing sales price falls below $0.01, then an additional 10% discount will be attributed to the conversion price.

The embedded conversion option and warrant qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $124,796 and the warrant of $51,856 resulted in a discount to the note payable of $60,000 and an initial derivative expense of $129,652. During the period ended June 30, 2019, the Company recorded accretion of $7,909 increasing the carrying value of the note to $7,909.

p)	On February 21, 2019, the Company entered into a convertible promissory note with a non-related party for $55,125 of which $2,500 was an original issue discount and $2,625 was paid directly to third parties resulting in cash proceeds to the Company of $50,000. The note is due on February 20, 2020 and bears interest on the unpaid principal balance at a rate of 8% per annum. Stringent pre-payment terms apply (from 10% to 30%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 24% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 64% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. The note isn’t convertible until 180 days following funding and no derivative liability was recognized as of June 30, 2019.

q)	On February 26, 2019, the Company entered into a convertible promissory with a non-related for $53,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $50,000. The note is due on February 20, 2020 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. On June 19, 2019, the Company defaulted on the note, resulting in the note becoming immediately convertible and a default penalty of $26,500 added to the principal of the note.

On June 19, 2019, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature was $187,924 and resulted in a discount to the note payable of $50,000 and an initial derivative expense of $137,924. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense.

r)	On March 18, 2019, the Company entered into a convertible promissory note with a non-related party for $75,000 of which $10,250 was an original issue discount resulting in cash proceeds to the Company of $64,750. The Company also issued a warrant with a term of five years to purchase up to 187,500 shares of common stock of the Company at an exercise price of $0.20 per share and subject to adjustment for dilutive issuances and cashless exercise. The note is due on December 13, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum and a default interest rate of 24% per annum. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to 50% of the lowest trading price during the 25-trading day period prior to the conversion date.

The embedded conversion option and warrant qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $139,196 and the warrant of $25,401 resulted in a discount to the note payable of $75,000 and an initial derivative expense of $99,847. During the period ended June 30, 2019, the Company recorded accretion of $18,430 increasing the carrying value of the note to $18,430.

s)	On May 2, 2019, the Company entered into a convertible promissory with a non-related for $38,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $35,000. The note is due on April 29, 2020 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. On June 19, 2019, the Company defaulted on the note, resulting in the note becoming immediately convertible and a default penalty of $19,000 added to the principal of the note.

On June 19, 2019, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature was $135,455 and resulted in a discount to the note payable of $35,000 and an initial derivative expense of $100,455. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense.

NOTE 7 – DERIVATIVE AND PREFERRED SERIES A STOCK LIABILITIES

The embedded conversion option of (1) the convertible debentures described in Note 6; (2) preferred series A stock liability; (3) warrants; contain conversion features that qualify for embedded derivative classification. The fair value of the liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	June 30, 2019	December 31, 2018

Balance at the beginning of period	$322,976	$—
Original discount limited to proceeds of notes	331,750	100,000
Fair value of derivative liabilities in excess of notes proceeds received	749,825	247,033
Settlement of derivative instruments	(257,268)	—
Change in fair value of embedded conversion option	2,201,816	(24,057)
Balance at the end of the period	$3,349,099	$322,976

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	128-301%	2.11-2.51%	0%	0.49-5.00
At June 30, 2019	160-336%	1.71-2.23%	0%	0.32-4.71

On December 1, 2018, the Company’s Board of Director authorized an offering for 1,000,000 Preferred Series “A” stock at $0.10 per share and with 100%, regular or cashless exercise at $0.10 per share of common stock warrant coverage. At December 31, 2018, the Company received $60,000 of subscriptions for the issuance of 600,000 shares of Preferred Series “A” stock to three accredited investors who are related parties. On December 1, 2018, the Company issued 600,000 warrants subject to cashless exercise at $0.10 per share for 5 years.

The Company was unable to issue the subscriber the preferred shares until the Company filed a Certificate of Designation and the Preferred Series “A” stock had been duly validly authorized. As the Company had not filed the Certificate of Designation, and as the Company could not issue the preferred shares to settle the proceeds received, it was determined the subscriptions were settleable in cash. As a result, the Company classified the subscriptions received as a liability in accordance with ASC 480 Distinguishing Liabilities from Equity. The fair value of the liability of the preferred series A stock at December 31, 2018 was $144,352.

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

On April 12, 2019, the Company filed the Certificate of Designation for the Series A Convertible Preferred Stock. The fair value of the liability of the preferred series A stock on April 12, 2019 was $60,398. On April 12, 2019, the Company adjusted the fair value of the preferred series A stock to $60,398 and reclassified the fair value of the preferred series A stock to mezzanine equity.

The Company uses Level 3 inputs for its valuation methodology for the preferred series A stock liability as their fair values were determined by using the Binomial Model based on various assumptions.

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At April 12, 2019	170%	2.36%	0%	3.00

NOTE 8 - STOCKHOLDERS’ DEFICIT

Preferred Stock

Effective March 23, 2018, the Company amended the articles of incorporation and authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share; of which 1,000,000 shares were designated as Series A Convertible Preferred Stock as of June 30, 2019. The preferred stock may be issued from time to time by the board of directors as shares of one or more classes or series.

On December 1, 2018, the Company’s Board of Director authorized an offering for 1,000,000 Preferred Series “A” stock at $0.10 per share and with 100%, regular or cashless exercise at $0.10 per share of common stock warrant coverage. At December 31, 2018, the Company received $60,000 of subscriptions for the issuance of 600,000 shares of Preferred Series “A” stock to three accredited investors who are related parties. The Company was unable to issue the subscriber the preferred shares until the Company filed a Certificate of Designation and the Preferred Series “A” stock has been duly validly authorized. See Note 7 for liabilities related to the Company’s commitment to issue shares of Series A stock upon the designation.

On April 12, 2019, the Company filed a Certificate of Designation with the Nevada Secretary of State designating 1,000,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock. The principal terms of the Series A Preferred Shares are as follows:

Issue Price

The stated price for the Series A Preferred shall be $0.10 per share.

Redemption

This Company may at any time following the first anniversary date of issuance (the “Redemption Date”), at the option of the Board of Directors, redeem in whole or in part the Shares by paying in cash in exchange for the Shares to be redeemed a price equal to the Original Series A Issue Price ($0.10) (the “Redemption Price”). Any redemption affected pursuant to this provision shall be made on a pro rata basis among the holders of the Shares in proportion to the number of Shares then held by them.

Dividends

None.

Preference of Liquidation

In the event of any liquidation, dissolution or winding up of the Company, the holders of Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Company to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of (i) $0.10 for each outstanding Share (the “Original Series A Issue Price”) and (ii) an amount equal to 6% of the Original Series A Issue Price for each 12 months that has passed since the date of issuance of any Shares (such amount being referred to herein as the “Premium”).

For purposes of this provision, a liquidation, dissolution or winding up of this Company shall be deemed to be occasioned by, or to include, (A) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation but, excluding any merger effected exclusively for the purpose of changing the domicile of the Company); or (B) a sale of all or substantially all of the assets of the Company; unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Company’s acquisition or sale or otherwise) hold at least 50% of the voting power of the surviving or acquiring entity.

If upon the occurrence of such liquidation, dissolution or winding up event, the assets and funds thus distributed among the holders of the Shares shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then, subject to the rights of series of preferred stock that may from time to time come into existence, the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the Shares in proportion to the preferential amount each such holder is otherwise entitled to receive.

In any of such liquidation, dissolution or winding up event, if the consideration received by the Company is other than cash, its value will be deemed its fair market value. Any securities shall be valued as follows:

A.	Securities not subject to investment letter or other similar restrictions on free marketability (covered by (B) below):
1)	If traded on a securities exchange (NASDAQ, AMEX, NYSE, etc.), the value shall be deemed to be the average of the closing prices of the securities on such exchange over the thirty day period ending three (3) days prior to the closing;
2)	If traded on a quotation system, such as the OTC:QX, OTC:QB or OTC Pink Sheets, the value shall be deemed to be the average of the closing bid or sale prices (whichever is applicable) over the thirty day period ending three (3) days prior to the closing; and
3)	If there is no active public market, the value shall be the fair market value thereof, as mutually determined by the Company and the holders of at least a majority of the voting power of all then outstanding shares of Preferred Stock.
B.	The method of valuation of securities subject to investment letter or other restrictions on free marketability (other than restrictions arising solely by virtue of a stockholder’s status as an affiliate or former affiliate) shall be to make an appropriate discount from the market value determined as above in (A) (1), (2) or (3) to reflect the approximate fair market value thereof, as mutually determined by the Company and the holders of at least a majority of the voting power of all then outstanding shares of such Preferred Stock.

Voting

The holder of each Share shall not have any voting rights, except in the case of voting on a change in the preferences of Shares.

Conversion

Each Share shall be convertible into shares of the Company’s Common Stock at a price per share of $0.10 (1 Share converts into 1 share of Common Stock), at the option of the holder thereof, at any time following the date of issuance of such Share and on or prior to the fifth day prior to the Redemption Date, if any, as may have been fixed in any Redemption Notice with respect to the Shares, at the office of this Company or any transfer agent for such stock. Each Share shall automatically be converted into shares of Common Stock on the first day of the thirty-sixth (36th) month following the original issue date of the Shares, at the Conversion Price per share.

The Company was unable to issue the subscribers the preferred shares until the Company filed a Certificate of Designation and the Preferred Series “A” stock had been duly validly authorized. As the Company had not filed the Certificate of Designation, and as the Company could not issue the preferred shares to settle the proceeds received, it was determined the subscriptions were settleable in cash. As a result, the Company classified the subscriptions received as a liability in accordance with ASC 480 Distinguishing Liabilities from Equity. The filing of the Certificate of Designation and issuance of the preferred shares resulted in the reclassification of the Series A Preferred Shares from a liability to temporary equity or “mezzanine” because the preferred shares include the liquidation preferences described above. The fair value of the preferred series A stock on April 12, 2019 was $60,398 and was valued by using the Binomial Model based on various assumptions.

As of June 30, 2019, there were 500,000 shares of Series A Convertible Preferred Stock issued or outstanding.

Common Stock

Effective March 23, 2018, the Company amended the articles of incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 100,000,000 to 300,000,000 shares. The number of shares outstanding of the registrant’s common stock as of June 30, 2019 was 76,859,961.

On January 1, 2019, the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The terms of the contract call for an annual salary of $90,000 for the first year, effective March 1, 2019 and increasing to $120,000 once the Company’s revenue exceeds monthly expenses, then incrementally over time and with certain operational results, up to $200,000/year. The salary may be paid, at the employee’s discretion, either in cash or in common stock. A $1,000 per month allowance will be granted to the executive for housing near the Company’s South Carolina facility. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020; 375,000 shares on March 1, 2021 and the final 375,000 shares on March 1, 2022. On January 1, 2019 the fair value of the restricted stock award totaled $240,000 which will be expensed over vesting period. As of June 30, 2019, 375,000 shares were issued and the Company had recognized $88,052 of expense.

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

On March 29, 2019, the Company executed a settlement agreement with a contractual consultant, UCAP Partners, LLC for the settlement of $25,000 owed to the contractor for the provision of services as related to the March 15, 2018 agreement between UCAP and us. The settlement terms include acknowledgement that the Company owes UCAP $25,000 as payment for said services; that UCAP purchased and fully paid for Series A Preferred Stock and Warrants from the Company on December 3, 2018 (100,000 Preferred Series A Shares and 100,000 warrants to purchase common shares at $0.10/share); the settlement is outlined as follows: the Company shall issue 164,000 shares of its common stock as payment in full for the services rendered on the consulting contract; the Company shall accept UCAP’s conversion and exercise of the purchased 100,000 Preferred Series A shares into 100,000 shares of the Company’s common stock and the Company shall accept the cashless conversion of UCAP’s 100,000 warrant into 34,400 shares of the Company’s restricted common stock; and, as inducement for and consideration for the settlement of the Company’s debt to UCAP, the Company agrees to grant 500,000 additional shares of the Company’s restricted stock. As a result of this transaction, 3,597,989 shares of Company’s common stock were issued and a $55,830 loss on settlement of debt was recognized.

From June 11, 2019 to June 27, 2019, the Company issued a total of 9,040,000 shares of common stock upon the conversion of $23,401 of principal ($21,401) and interest ($2,000) pursuant to the convertible note payable described in Note 6(i).

From June 12, 2019 to June 27, 2019, the Company issued a total of 9,355,000 shares of common stock upon the conversion of $14,877 of principal ($13,877) and interest ($1,000) pursuant to the convertible note payable described in Note 6(h).

From June 19, 2019 to June 27, 2019, the Company issued a total of 7,946,913 shares of common stock upon the conversion of $45,700 of principal pursuant to the convertible note payable described in Note 6(j).

NOTE 9 – STOCK OPTIONS

The Company did not grant any stock options during the year ended December 31, 2018 or the six months ended June 30, 2019.

Below is a table summarizing the options issued and outstanding as of June 30, 2019:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2018	2,287,500	0.34
Granted	—	—
Expired	(1,905,000)	0.16
Settled	—	—
Balance, June 30, 2019	382,500	1.24

As at June 30, 2019, the following share stock options were outstanding:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
01/01/2016	75,000	75,000	0.33	0.50	12/31/2019	25,000
01/01/2016	90,000	90,000	0.33	0.50	12/31/2019	30,000
09/15/2016	10,000	10,000	1.00	0.50	12/31/2019	10,000
10/01/2016	7,500	7,500	1.00	0.50	12/31/2019	7,500
01/26/2017	200,000	200,000	2.00	2.58	01/26/2022	400,000
	382,500	382,500				$472,500

The weighted average exercise prices are $1.24 for the options outstanding and exercisable, respectively. The intrinsic value of stock options outstanding at June 30, 2019 was $Nil.

NOTE 10 – WARRANTS

As described in Note 6, on from February 14 through March 13, 2019, the Company issued 487,500 warrants subject to an exercise price of $0.20 per share for 5 years. If the Company issues any common stock or common stock equivalents at an effective price per share less than the warrant’s exercise price of $0.20, the exercise price of the warrants will be reduced to the lower price. In addition, the number of common shares issuable upon conversion of the warrants is increased so that the number of shares issuable multiplied by the exercise price equals the aggregate exercise price of the warrants immediately prior to the exercise reduction. During period, convertible notes were exercised at a price less than the original exercise price of these warrants, resulting in an adjustment to the number of warrants and exercise price.

The Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible instruments. The initial fair value of the warrants issued during the period was calculated using the Binomial Model as described in Note 7.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2018	650,000	0.17
Adjustment to warrants outstanding	420,891,071	0.00035
Granted	487,500	0.20
Settled	(100,000)	0.10
Balance, June 30, 2019	421,928,571	0.00047

As at June 30, 2019, the following share purchase warrants were outstanding:

Date	Number		Number		Exercise		Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding		Exercisable		Price $		Life (Years)	Date	Exercised
11/28/2018	142,857,143	*	142,857,143	*	0.00035	*	2.42	11/28/2021	$50,000
12/3/2018	500,000		500,000		0.10		4.43	12/3/2023	50,000
2/14/2018	171,428,571	*	171,428,571	*	0.00035	*	4.63	2/14/2024	60,000
3/13/2018	107,142,857	*	107,142,857	*	0.00035	*	4.71	3/13/2024	37,500
	421,928,571		421,928,571						$197,500

*The number of warrants outstanding and exercisable is variable based on adjustments to the exercise price of the warrant due to dilutive issuances.

The intrinsic value of warrants outstanding at June 30, 2019 was $1,959,643.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has agreements with related parties for consulting services, accrued rent, accrued interest, notes payable and stock options. See Notes to Financial Statements numbers 6, 9, 8 and 12 for more details.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements –

On January 1, 2018, the Company entered into a contract for consulting services with a Florida-based agricultural advocacy group. The agreement included a $5,000 initial engagement fee and $1,250 per month through January 1, 2019.

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

On March 27, 2019, the Company entered into a letter of intent (the “LOI”) with Magnolia Columbia Limited (“Magnolia”), a Canadian company traded on the TSXV under the symbol “MCO”. Pursuant to the terms of the LOI, the parties agreed to negotiate and enter into a definitive agreement on or before April 27, 2019. As of April 28, 2019, we had not entered into a definitive agreement with Magnolia or agreed to any extensions of the LOI, therefore the LOI terminated.

NOTE 13. SUBSEQUENT EVENTS

2705908 Ontario Inc.

On July 12, 2019, the Company entered into a binding Letter of Intent (“LOI”) to negotiate in good faith a transaction with 2705908 Ontario Inc. for a definitive loan and option agreement to include the acquisition of at least 51% control of the Company, in addition to the other terms and commitments. On July 30, 2019, the LOI due diligence and negotiations were slated to terminate, but both parties agreed to extend the term of the LOI through August 19, 2019. On August 19, 2019 the Company and 2705908 Ontario Inc. allowed the LOI to expire but continue discussions.

On July 30, 2019, the Company accepted a settlement proposal from Annihilare, Inc. (a sub-registrant of the Company’s US EPA Registration No. 92108-1) and its affiliated company, Prime ITS (a prior owner of Annihilyzer Inc, which transferred previously noted intangible IT assets to PCT LTD for 2,250,000 shares of the Company’s common stock in November of 2016). The settlement agreement included credit to the Company by Prime ITS in the gross amount of $23,209 on the Company’s payable to Prime ITS for a combination of a portion of Marty Paris’ salary, a resignation from Marty Paris effective July 31, 2019, and equal valued amount of PCT’s inventory, for net credit to PCT in the amount of $13,939, which was received by the Company on July 31, 2019. The transaction was completed on August 1, 2019.

On August 8, 2019, the Company received notice from PRIME ITS that certain technology services utilized by the Company shall cease to be provided, effective September 8, 2019. The Company will obtain competitive quotes from other technology services providers.

On August 8, 2019, the Company received notice from Annihilare, Inc. that certain intellectual properties developed jointly between the Company and Annihilare are to be discontinued from use by the Company and its customers. The Company disputes the claims from Annihilare that the intellectual properties are exclusively Annihilare’s and are in discussions with Annihilare on this point. Until this issue is resolved, the impact to the Company is minimal because the Company’s healthcare customers primarily benefit from the disinfecting fluid solutions utilized by deploying the Company’s Annihilyzer Infection Control System, along with the Company-owned, patent-protected RFID disinfectant/material tracking system. The disputed issue is relative to a protocol software system, which is not a necessary feature of the Company’s Annihilyzer Infection Control System. The protocol software system is considered a complimentary feature and the Company expended employee time and expertise in its development.

On August 12, 2019, the Company amended the Employment Contract with F. Jody Read, CEO, whereby 500,000 Preferred Series B shares will be issued to Read as soon as the Preferred Series B shares are designated with the State of Nevada. All other terms of the January 1, 2019 employment agreement remain in effect.

On August 12, 2019, the Company entered into a four-year employment agreement with Gary, J. Grieco, its President, whereby Mr. Grieco will continue to receive $24,000 per year for services to Company as its President and whereby 500,000 Preferred Series B shares will be issued to Grieco as soon as the Preferred Series B shares are designated with the State of Nevada. The employment agreement begins on August 12, 2019, is automatically renewable for two years unless terminated earlier as per the terms of the agreement.

Effective August 20, 2019, the Company filed a Certificate of Designation with the Nevada Secretary of State thereby designating 1,000,000 shares of its authorized preferred stock as Series B – Super Voting Convertible Preferred Stock. Holders of the Series B Preferred Stock are entitled to cast five hundred votes for each share held on all matters presented to stockholders for vote, which shall vote along with holders of the Company’s common stock. In addition, the Series B Preferred Stock shall be redeemed at par value by the Company upon the successful receipt by the Company of at least $1,000,000 in equity capital following the issuance of the Series B Preferred Stock.

From July 1, 2019 through August 9, 2019, the Company issued a total of 157,924,689 shares of common stock upon the conversion of $113,847 of principal, $7,132 of interest and of fees pursuant to the convertible notes payable described in Note 6.

On August 16, 2019, the Company issued 5,989,500 shares of common stock upon the cashless exercise of 6,000,000 warrants.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our ability to efficiently manage and repay our debt obligations;
•	our inability to raise additional financing for working capital;
•	our ability to generate sufficient revenue in our targeted markets to support operations;
•	significant dilution resulting from our financing activities, including conversion of debt;
•	actions and initiatives taken by both current and potential competitors;
•	supply chain disruptions for components used in our products;
•	manufacturers inability to deliver components or products on time;
•	our ability to diversify our operations;
•	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	deterioration in general or global economic, market and political conditions;
•	inability to efficiently manage our operations;
•	inability to achieve future operating results;
•	the unavailability of funds for capital expenditures;
•	our ability to recruit, hire and retain key employees;
•	the inability of management to effectively implement our strategies and business plans; and
•	the other risks and uncertainties detailed in this report.

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

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded a net loss of $4,450,470 for the six months ended June 30, 2019 and accumulated losses of $14,377,473 from inception through June 30, 2019.

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

SUMMARY OF BALANCE SHEET	June 30, 2019	December 31, 2018
Cash and cash equivalents	$37,298	$4,893
Total current assets	208,017	281,742
Total assets	4,583,871	4,846,988
Total liabilities	6,053,533	3,141,401
Accumulated deficit	(14,377,473)	(9,927,003)
Total stockholders’ equity (deficit)	$(1,530,060)	$1,705,587

At June 30, 2019, the Company recorded a net loss of $4,450,470 and a working capital deficit of $5,837,607. We have recorded a relatively small amount of revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the six months ended 2019 and 2018 we have primarily relied upon advances and loans from stockholders and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $37,298 in cash at June 30, 2019, compared to $4,893 in cash at December 31, 2018. We had total liabilities of $6,053,533 at June 30, 2019 compared to $3,141,401 at December 31, 2018.

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

Commitments and Obligations

At June 30, 2019 the Company recorded notes payable totaling approximately $1,722,219 (net of debt discount) compared to notes payable totaling $1,907,011 (net of debt discount) at December 31, 2018. These notes payable represent cash advances received and expenses paid from third parties and related parties. All of the notes payable carry interest from 0% to 22% and are due ranging from on demand to February 14, 2022.

The Company headquarters and operations is located in Little River, South Carolina. The South Carolina lease amounts to $4,800 per month, expires on November 30, 2019 and includes an option to renew for two additional three-year periods. We are currently in arrears in our monthly lease payments.

Results of Operations

Three Months Ended June 30, 2019

SUMMARY OF OPERATIONS	Three months period ended June 30,
	(Unaudited)
	2019	2018
Revenues	$118,862	$70,072

Total operating expenses	$527,397	$698,487
Total other expenses	$3,121,612	$39,644
Net loss	$3,530,147	$668,059
Basic and diluted loss per share	$(0.07)	$(0.02)

Revenues increased to $118,862 for the three months ended June 30, 2019 (the “2019 second quarter”) compared to $70,072 for the three months ended June 30, 2018 (the “2018 second quarter”). The revenue increase for the period was due to the increased volume of fluids sold, the sale of a US EPA registration (duplicate), licensing revenue from EPA sub registrations, equipment sales and the additional revenue from recurring leased-equipment income.

Total operating expenses decreased to $527,397 during the 2019 second quarter compared to $698,487 during the 2018 second quarter. The decrease during the second quarter of 2019 was primarily due to a decrease in stock-based compensation.

General and administrative expenses decreased to $419,131 for the 2019 second quarter compared to $613,569 during the 2018 second quarter. The decrease during the second quarter of 2019 was primarily due to a decrease in stock-based compensation expense during the second quarter of 2019 as compared to the second quarter of 2018.

Depreciation and amortization expenses increased slightly to $84,189 during the 2019 second quarter compared to $80,162 during the 2018 second quarter. Depreciation and amortization were comparable between the two periods.

Total other expenses increased to $3,121,612 for the 2019 second quarter compared to $39,644 during the 2018 second quarter. The overall increase was a result of an increase in interest expense, loss on settlement of debt, and loss on change in fair value of derivatives. This was offset by a gain on the sale of assets and a gain on change in fair value of preferred series A stock liabilities.

As a result of the changes described above, net loss from operations after income taxes increased to $3,530,147 during the 2019 second quarter compared to $668,059 during the 2018 second quarter.

Six Months Ended June 30, 2019

SUMMARY OF OPERATIONS	Six months period ended June 30,
	(Unaudited)
	2019	2018
Revenues	$314,819	$112,213

Total operating expenses	$1,351,927	$1,246,126
Total other expenses	$3,413,362	$65,448
Net loss	$4,450,470	$1,199,361
Basic and diluted loss per share	$(0.09)	$(0.03)

Revenues increased to $314,819 for the six months ended June 30, 2019 compared to $112,213 for the six months ended June 30, 2018. The revenue increase for the period was due to the increased volume of fluids sold, the sale of a duplicate US EPA Registration, licensing revenue from EPA sub registrations, equipment sales and the additional revenue from recurring leased-equipment income.

Total operating expenses increased to $1,351,927 during the six months ended June 30, 2019 compared to $1,246,126 during the six months ended June 30, 2018. The increase during the period was primarily due to an increase in operations and travel as a result of increased activities associated with increased revenue, revenue costs, offset by a decrease in stock-based compensation.

General and administrative expenses increased to $1,086,095 for the six months ended June 30, 2019 compared to $1,058,794 during the six months ended June 30, 2018. The increase during the period was primarily due to a decrease in stock-based compensation expense.

Depreciation and amortization expenses increased slightly to $169,101 during the six months ended June 30, 2019 compared to $166,858 during the six months ended June 30, 2018. Depreciation and amortization was comparable between the two periods.

Total other expenses increased to $3,413,362 for six months ended June 30, 2019 compared to $65,448 during the six months ended June 30, 2018. The overall increase was a result of an increase in interest expense, loss on settlement of debt, and loss on change in fair value of derivatives. This was offset by a gain on the sale of assets and a gain on change in fair value of preferred series A stock liabilities.

As a result of the changes described above, net loss from operations after income taxes increased to $4,450,470 during the six months ended June 30, 2019 compared to $1,199,361 during the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Derivative and Preferred Series A Stock Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of June 30, 2019, and December 31, 2018, the Company had a $3,349,099 and $322,976 derivative liability, respectively and preferred series A stock liabilities of $0 and $144,352, respectively.

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

Accounts Receivable

Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. The Company provided allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable is periodically evaluated for collectability bases on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the Company provided an allowance for doubtful accounts of $0 at June 30, 2019 and December 31, 2018, respectively.

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

Impairment of Long-lived Assets

The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the fair value. Under similar analysis no impairment was recorded during the six months ended June 30, 2019.

Intangible Assets

Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology. Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 1 to 15 years. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The recorded impairment expense was nil for the six months ended June 30, 2019.

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

The Company has disclosed disaggregated revenue via revenue stream on the face of the statement of operations. The Company did not have any contract assets or liabilities at June 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. F. Jody Read, our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our principal executive officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer concluded that as of June 30, 2019, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may become involved in various routine legal proceedings incidental to our business. To our knowledge as of the date of this Report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject. We are named as a defendant in a case for $6,010 to be paid to a HVAC contractor, which we maintain is our landlord’s responsibility. This legal dispute has been fully satisfied.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. However, we detailed significant business risks in Item 1A to our Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2019, the Company issued 600,000 shares of Series A Convertible Preferred Stock at $0.10 per share for cash proceeds of $60,000 received during the year ended December 31, 2018.

TFK Investments LLC Note Conversions

From June 11, 2019 through June 27, 2019, the Company issued TFK Investments LLC shares of its common stock upon partial conversion of the promissory note dated November 28, 2018 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
6/11/2019	$4,293 plus $500 in fees	$0.0192	250,000	$60,708
6/15/2019	$8,863 plus $500 in fees	$0.0037	2,500,000	$51,845
6/25/2019	$3,763 plus $500 in fees	$0.0015	2,900,000	$48,082
6/27/2019	$4,483 plus $500 in fees	$0.0015	3,390,000	$43,599
Total	$23,401		9,040,000

Power Up Lending Group Ltd Note Conversions

From June 12, 2019 through June 27, 2019, the Company issued Power Up Lending Group LTD shares of its common stock upon partial conversion of the promissory note dated December 5, 2018 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
6/12/2019	$12,000	$0.0323	371,517	$51,000
6/19/2019	$15,000	$0.0063	2,380,952	$61,500	*
6/25/2019	$9,400	$0.0036	2,611,111	$52,100	*
6/27/2019	$9,300	$0.0036	2,583,333	$42,800	*
Total	$45,700		7,946,913

* Includes default amount

Crown Bridge Partners, LLC Note Conversions

From June 12, 2019 through June 30, 2019, the Company issued Crown Bridge Partners, LLC shares of its common stock upon partial conversion of the promissory note dated November 28, 2018 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
6/12/2019	$4,580 plus $500 in fees	$0.0192	265,000	$45,420
6/19/2019	$7,060 plus $500 in fees	$0.0028	2,700,000	$38,360
6/26/2019	$1,047	$0.0004	2,990,000	$37,313
6/27/2019	$1,190	$0.0004	3,400,000	$36,123
Total	$14,877		9,355,000

Subsequent Issuances After Quarter-End

TFK Investments LLC Note Conversions

Subsequent to the quarter ended June 30, 2019, the Company issued TFK Investments LLC shares of its common stock upon partial conversion of the promissory note dated November 28, 2018 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
7/2/2019	$5,100 plus $500 in fees	$0.0014	4,000,000	$38,499
7/10/2019	$3,874 plus $500 in fees	$0.0009	4,628,000	$34,625
7/15/2019	$3,360 plus $500 in fees	$0.0007	5,252,000	$31,265
7/17/2019	$2,990 plus $500 in fees	$0.0006	5,540,000	$28,275
7/19/2019	$3,494 plus $500 in fees	$0.0006	6,340,000	$24,781
7/22/2019	$3,501 plus $500 in fees	$0.0006	6,350,000	$21,280
7/23/2019	$4,483 plus $500 in fees	$0.0006	7,910,000	$16,797
7/24/2019	$4,962 plus $500 in fees	$0.0006	8,670,000	$11,835
7/29/2019	$4,893 plus $500 in fees	$0.0006	8,560,000	$6,942
Total	$41,157		57,250,000

Power Up Lending Group Ltd Note Conversions

Subsequent to the quarter ended June 30, 2019, the Company issued Power Up Lending Group LTD shares of its common stock upon partial conversion of the promissory note dated December 5, 2018 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
7/1/2019	$8,100	$0.0031	2,612,903	$34,700	*
7/5/2019	$10,400	$0.0026	4,000,000	$24,300	*
7/8/2019	$10,000	$0.0025	4,000,000	$14,300	*
Total	$28,500		10,612,903

* Includes default amount

Crown Bridge Partners, LLC Note Conversions

Subsequent to the quarter ended June 30, 2019, the Company issued Crown Bridge Partners, LLC shares of its common stock upon partial conversion of the promissory note dated November 28, 2018 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
7/8/2019	$1,470	$0.0004	4,200,000	$34,653
7/9/2019	$1,610	$0.0004	4,600,000	$33,043
7/16/2019	$1,820	$0.0004	5,200,000	$31,223
7/17/2019	$1,942	$0.0004	5,550,000	$29,281
7/19/2019	$2,226	$0.0004	6,360,000	$27,055
7/22/2019	$2,415	$0.0004	6,900,000	$24,640
7/23/2019	$2,660	$0.0004	7,600,000	$21,980
7/24/2019	$4,617 plus $500 in fees	$0.0006	8,600,000	$17,363
7/29/2019	$4,617 plus $500 in fees	$0.0006	8,600,000	$12,746
8/1/2019	$4,968 plus $500 in fees	$0.0006	9,189,631	$7,778
Total	$29,845		66,799,631

GS Capital Partners, LLC Note Conversions

Subsequent to the quarter ended June 30, 2019, the Company issued GS Capital Partners, LLC shares of its common stock upon partial conversion of the promissory note dated January 16, 2019 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
7/19/2019	$4,508 plus $179 of interest	$0.0009	5,207,600	$95,492

JSJ Investments Inc. Note Conversions

Subsequent to the quarter ended June 30, 2019, the Company issued JSJ Investments Inc. shares of its common stock upon partial conversion of the promissory note dated January 22, 2019 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
7/29/2019	$8,640	$0.0012	7,500,000	$51,360

EMA Financial LLC Note Conversions

Subsequent to the quarter ended June 30, 2019, the Company issued EMA Financial LLC shares of its common stock upon partial conversion of the promissory note dated January 22, 2019 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
8/1/2019	$2,196 plus $953 of interest	$0.0006	4,999,000	$72,804

Peak One Opportunity Fund Note Conversions

Subsequent to the quarter ended June 30, 2019, the Company issued Peak One Opportunity Fund, LP shares of its common stock upon partial conversion of the promissory note dated February 14, 2019 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
8/9/2019	$5,000	$0.0009	5,555,555	$55,000

In addition, on August 16, 2019, the Company issued Peak One Opportunity Fund, LP 5,989,500 shares of common stock upon the cashless exercise of 6,000,000 warrants.

As of September 12, 2019, there are 59,225,850 shares of our common stock held in reserve in the event of default/conversion on certain convertible notes.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have entered into a number of promissory notes, some of which are in default as of June 30, 2019, or went into default before the filing of this Quarterly Report (See Note 6 to the financial statements).

In addition, we have insufficient common stock reserves for the convertible notes we have outstanding, which places each note into default.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Magnolia Columbia Limited LOI

On March 27, 2019, we entered into a letter of intent (the “LOI”) with Magnolia Columbia Limited (“Magnolia”), a Canadian company traded on the TSXV under the symbol “MCO”. Pursuant to the terms of the LOI, the parties agreed to negotiate and enter into a definitive agreement on or before April 27, 2019. As of April 28, 2019, we had not entered into a definitive agreement with Magnolia or agreed to any extensions of the LOI, therefore the LOI terminated. However, we continue to negotiate with Magnolia for a potential future transaction. Negotiations ceased and with no definitive agreement in place.

27059089 Ontario Inc. LOI

On July 12, 2019, the Company entered into a binding Letter of Intent (“LOI”) to negotiate in good faith a transaction between 2705908 Ontario Inc. and PCT LTD for a definitive loan and option agreement to include the acquisition of at least 51% control of PCT LTD, in addition to the terms and commitments written in the letter of intent. On July 30, 2019 the LOI due diligence and negotiations were slated to terminate, but both parties agreed to extend the term of the LOI. On August 2, 2019, the Company and 2705908 Ontario Inc. executed an extension for the terms of the July 10, 2019 LOI to continue until August 19, 2019. The extension expired on August 19, 2019 with discussion still ongoing.

Annihilare Settlement

On July 30, 2019 the Company accepted a settlement proposal from Annihilare, Inc. (a sub-registrant of the Company’s US EPA Registration No. 92108-1) and its affiliated company, Prime ITS (a prior owner of Annihilyzer Inc, which transferred previously noted intangible IT assets to PCT LTD for 2,250,000 shares of the Company’s common stock in November of 2016). The settlement agreement included credit to the Company by Prime ITS in the gross amount of $23,209.19 on the Company’s payable to Prime ITS for a combination of a portion of Marty Paris’ salary, a resignation from Marty Paris effective July 31, 2019, and equal valued amount of PCT’s inventory, for net credit to PCT in the amount of $13,939.19, which was received by the Company on July 31, 2019. The transaction was completed on August 1, 2019.

On August 8, 2019 the Company received notice from Annihilare, Inc. that certain intellectual properties developed jointly between the Company and Annihilare are to be discontinued from use by the Company and our customers. We dispute the claims from Annihilare that the intellectual properties are exclusively Annihilare’s and are in discussions with Annihilare on this point.

On August 8, 2019 the Company received notice from PRIME ITS that certain technology services utilized by the Company shall cease to be provided, effective September 8, 2019.

Employment Agreements

On August 12, 2019 the Company made an addendum to its Employment Contract with F. Jody Read, CEO, whereby 500,000 Preferred Series B shares will be issued to Read as soon as the Preferred Series B shares are established through the State of Nevada. All other terms of the January 1, 2019 employment agreement remain in effect.

On August 12, 2019 the Company executed a new Employment Contract with Gary J. Grieco, President, whereby 500,000 Preferred Series B shares of PCT LTD will be issued to Grieco as soon as the Preferred Series B shares are established through the State of Nevada. Mr. Grieco’s prior employment had expired and this new agreement called for typical executive terms and an annual salary of $24,000, in addition to the 500,000 Preferred Series B shares.

Series A Convertible Preferred Stock

In April of 2019, the Company filed a Certificate of Designation with the Nevada Secretary of State designating 1,000,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock. The Company currently has 500,000 shares of Series A Convertible Preferred Stock issued and outstanding. The rights and preferences of such preferred stock are as follows:

The number of shares constituting the Series A Convertible Preferred Stock shall be 1,000,000. Such number of shares may be increased or decreased by resolution of the Board; provided, that no decrease shall reduce the number of shares of Series A Convertible Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series A Convertible Preferred Stock.

1.	DESIGNATION. The Shares are designated as the Company’s Series A Convertible Preferred Stock (the “Shares”).

2.	Redemption.

(a) This Company may at any time following the first anniversary date of issuance (the “Redemption Date”), at the option of the Board of Directors, redeem in whole or in part the Shares by paying in cash in exchange for the Shares to be redeemed a price equal to the Original Series A Issue Price, as defined in Section 4 below (the “Redemption Price”). Any redemption affected pursuant to this provision shall be made on a pro rata basis among the holders of the Shares in proportion to the number of Shares then held by them.

(b) Subject to the rights of series of preferred stock which may from time to time come into existence, at least ten (10) but no more than sixty (60) days prior to each Redemption Date, written notice shall be mailed, first class postage prepaid, to each holder of record (at the close of business on the business day next preceding the day on which notice is given) of the Shares to be redeemed, at the address last shown on the records of this Company for such holder, notifying such holder of the redemption to be effected, specifying the number of shares to be redeemed from such holder, the Redemption Date, the Redemption Price, the place at which payment may be obtained and calling upon such holder to surrender to this Company, in the manner and at the place designated, his, her or its certificate or certificates representing the Shares to be redeemed (the “Redemption Notice”). Except as provided in subsection (3)(c) on or after the Redemption Date, each holder of Shares to be redeemed shall surrender to this Company the certificate or certificates representing such shares, in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price of such shares shall be payable to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be cancelled. In the event less than all the Shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed Shares.

(c) From and after the Redemption Date, unless there shall have been a default in payment of the Redemption Price, all rights of the holders of shares of Shares designated for redemption in the Redemption Notice as holders of Shares (except the right to receive the Redemption Price without interest upon surrender of their certificate or certificates) shall cease with respect to such Shares, and such Shares shall not thereafter be transferred on the books of this Company or be deemed to be outstanding for any purpose whatsoever. Subject to the rights of series of preferred stock which may from time to time come into existence, if the funds of the Company legally available for redemption of Shares on any Redemption Date are insufficient to redeem the total number of Shares to be redeemed on such date, those funds which are legally available will be used to redeem the maximum possible number of such Shares ratably among the holders of such Shares to be redeemed based upon their holdings of Shares. The Shares not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. Subject to the rights of series of preferred stock which may from time to time come into existence, at any time thereafter when additional funds of the Company are legally available for the redemption of shares of Shares, such funds will immediately be used to redeem the balance of the Shares which the Company has become obliged to redeem on any Redemption Date but which it has not redeemed.

3.	Conversion. The holders of the Shares shall have conversion rights as follows (the “Conversion Rights”):

(a) Right to Convert. Each Share shall be convertible into shares of the Company’s Common Stock at a price per share of $0.10 (1 Share converts into 1 share of Common Stock) (the “Conversion Price”), at the option of the holder thereof, at any time following the date of issuance of such Share and on or prior to the fifth (5th) day prior to the Redemption Date, if any, as may have been fixed in any Redemption Notice with respect to the Shares, at the office of this Company or any transfer agent for such stock.

(b) Automatic Conversion. Each Share shall automatically be converted into shares of Common Stock on the first day of the thirty-sixth (36th) month following the original issue date of the Shares, at the Conversion Price per share.

(c) Mechanics of Conversion. Before any holder of Shares shall be entitled to convert the same into shares of Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed, at the office of this Company or of any transfer agent for the Shares, and shall give written notice to this Company at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. This Company shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Shares, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Shares to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock as of such date.

(d) No Impairment. This Company will not, by amendment of its Articles of incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by this Company, but will at all times in good faith assist in the carrying out of all the provisions of this section and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of the Shares against impairment.

(e) Reservation of Stock Issuable Upon Conversion. This Company shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Shares, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Shares; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Shares, in addition to such other remedies as shall be available to the holder of such Shares, this Company will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes, including, without limitation, engaging in best efforts to obtain the requisite stockholder approval of any necessary amendment to the Company’s Certificate of incorporation.

(f) Notice. Any notice required by the provisions of this section to be given to the holders of Shares shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of this Company.

4.	Liquidation Preference.

(a) In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, subject to the rights of series of preferred stock that may from time to time come into existence, the holders of Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Company to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of (i) $0.10 for each outstanding Share (the “Original Series A Issue Price”) and (ii) an amount equal to 6% of the Original Series A Issue Price for each 12 months that has passed since the date of issuance of any Shares (such amount being referred to herein as the “Premium”). If upon the occurrence of such event, the assets and funds thus distributed among the holders of the Shares shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then, subject to the rights of series of preferred stock that may from time to time come into existence, the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the Shares in proportion to the preferential amount each such holder is otherwise entitled to receive.

(b) Upon the completion of the distribution required by subparagraph (a) above and any other distribution that may be required with respect to series of preferred stock that may from time to time come into existence, the remaining assets of the Company available for distribution to stockholders shall be distributed among the holders of Shares and Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all such Shares).

(i) For purposes of this provision, a liquidation, dissolution or winding up of this Company shall be deemed to be occasioned by, or to include, (A) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation but, excluding any merger effected exclusively for the purpose of changing the domicile of the Company); or (B) a sale of all or substantially all of the assets of the Company; unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Company’s acquisition or sale or otherwise) hold at least 50% of the voting power of the surviving or acquiring entity.

(ii) In any of such events, if the consideration received by the Company is other than cash, its value will be deemed its fair market value. Any securities shall be valued as follows:

A.	Securities not subject to investment letter or other similar restrictions on free marketability (covered by (B) below):

1.	If traded on a securities exchange (NASDAQ, AMEX, NYSE, etc.), the value shall be deemed to be the average of the closing prices of the securities on such exchange over the thirty-day period ending three (3) days prior to the closing;

2.	If traded on a quotation system, such as the OTC:QX, OTC:QB or OTC Pink Sheets, the value shall be deemed to be the average of the closing bid or sale prices (whichever is applicable) over the thirty-day period ending three (3) days prior to the closing; and

3.	If there is no active public market, the value shall be the fair market value thereof, as mutually determined by the Company and the holders of at least a majority of the voting power of all then outstanding shares of Preferred Stock.

B. The method of valuation of securities subject to investment letter or other restrictions on free marketability (other than restrictions arising solely by virtue of a stockholder’s status as an affiliate or former affiliate) shall be to make an appropriate discount from the market value determined as above in (A) (1), (2) or (3) to reflect the approximate fair market value thereof, as mutually determined by the Company and the holders of at least a majority of the voting power of all then outstanding shares of such Preferred Stock.

(iii)   In the event the requirements of this provision are not complied with, this Company shall forthwith either:

A. cause such closing to be postponed until such time as the requirements of this provision have been complied with; or

B. cancel such transaction, in which event the rights, preferences and privileges of the holders of the Shares shall revert to and be the same as such rights, preferences and privileges existing immediately prior to the date of the first notice referred to in subsection 3(c)(iv) hereof.

(iv)   The Company shall give each holder of record of Shares written notice of such impending transaction not later than ten (10) days prior to the stockholders’ meeting called to approve such transaction, or ten (10) days prior to the closing of such transaction, whichever is earlier, and shall also notify such holders in writing of the final approval of such transaction. The first of such notices shall describe the material terms and conditions of the impending transaction and the provisions of this Section 4, and the Company shall thereafter give such holders prompt notice of any material changes. The transaction shall in no event take place sooner than twenty (20) days after the Company has given the first notice provided for herein or sooner than ten (10) days after the Company has given notice of any material changes provided for herein; provided, however, that such periods may be shortened upon the written consent of the holders of Shares that are entitled to such notice rights or similar notice rights and that represent at least a majority of the voting power of all then outstanding shares of such Shares.

5.	Voting Rights. The holder of each Share shall not have any voting rights, except in the case of voting on a change in the preferences of Shares.

6.	Protective Provisions. So long as any Shares are outstanding, this Company shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of Shares which is entitled, other than solely by law, to vote with respect to the matter, and which Shares represents at least a majority of the voting power of the then outstanding Shares:

(a) sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is disposed of;

(b) alter or change the rights, preferences or privileges of the Shares so as to affect adversely the Shares;

(c) increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock;

(d) authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Shares with respect to upon liquidation, or (ii) having rights similar to any of the rights of the Preferred Stock; or

(e) amend the Company’s Articles of Incorporation or bylaws.

Series B – Super Voting Convertible Preferred Stock

In August of 2019, the Company filed a Certificate of Designation with the Nevada Secretary of State designating 1,000,000 shares of its authorized preferred stock as Series B – Super Voting Convertible Preferred Stock. Upon designation, the Company issued 500,000 shares of the Series B preferred stock to each of its CEO and President (1,000,000 shares in total). The rights and preferences of such preferred stock are as follows:

Section 1. Designation and Amount. There is hereby authorized to be issued out of the authorized and unissued shares of preferred stock of the Corporation a class of preferred stock designated as the “Series B – Super Voting Convertible Preferred Stock” (“Series B Preferred Stock”) and the number of shares constituting such class shall be 1,000,000.

Section II. Voting Rights. Holders of the Series B Preferred Stock shall be entitled to cast five hundred (500) votes for each share held of the Series B Preferred Stock on all matters presented to the stockholders of the Corporation for stockholder vote which shall vote along with holders of the Corporation’s Common Stock on such matters.

Section III. Redemption Rights. The Series B Preferred Stock shall be redeemed by the Corporation upon the successful receipt by the Corporation of at least $1,000,000 in equity capital following the issuance of the Series B Preferred Stock.

Section IV. Conversion Rights. The Series B Preferred Stock is not convertible into shares of Common Stock of the Corporation.

Section V. Protective Provisions. So long as any shares of Series B Preferred Stock are outstanding, this Corporation shall not without first obtaining the approval (by vote or written consent, as provided by law) of the Holders of the Series B Preferred Stock which is entitled, other than solely by law, to vote with respect to the matter, and which Preferred Stock represents at least a majority of the voting power of the then outstanding shares of such Series B Preferred Stock:

(a) sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Corporation is disposed of;

(b) alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares;

(c) increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock;

(d) authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Series B Preferred Stock with respect to dividends or upon liquidation, or (ii) having rights similar to any of the rights of the Series B Preferred Stock; or

(e) amend the Corporation’s Articles of Incorporation or bylaws

Section VI. Other Rights. Except as otherwise stated herein, there are no other rights, privileges, or preferences attendant or relating to in any way the Series B Preferred Stock, including by way of illustration but not limitation, those concerning dividend, ranking, other conversion, other redemption, participation, or anti-dilution rights or preferences.

Section VII. Definitions. As used in herein, the following terms shall have the following meanings (with terms defined in the singular having comparable meanings when used in the plural and vice versa), unless the context otherwise requires:

“Common Stock” means any and all shares of the Corporation’s $0.001 par value common stock.

“Corporation” means PCT LTD, a Nevada corporation, and its successors.

“Series B Preferred Stock” has the meaning ascribed to it in Section I hereof.

“Holder” means a holder of a share or shares of Series B Preferred Stock as reflected in the stock books of the Corporation.

ITEM 6. EXHIBITS

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation, as currently in effect (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed April 13, 2018)
3(ii)	Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed April 13, 2018)
4.1	Certificate of Designation of Series A Convertible Preferred Stock
4.2	Certificate of Designation of Series B – Super Voting Convertible Preferred Stock
4.3	Power Up Note dated June 5, 2018 (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed August 20, 2018)
4.4	Second Power Up Note dated July 25, 2018 (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed August 20, 2018)
4.5	Third Power Up Note dated August 27, 2018 (Incorporated by reference to Exhibit 4.3 of Form 10-Q, filed November 21, 2019)
4.6	Fourth Power Up Note dated December 5, 2018
4.7	Fifth Power Up Note dated January 15, 2019
4.8	Sixth Power Up Note dated February 22, 2019
4.9	GS Capital Note dated January 16, 2019
4.10	JSJ Note dated January 22, 2019
4.11	EMA Note dated January 22, 2019
4.12	Adar Note dated February 20, 2019
4.13	Peak One Note dated February 21, 2019
4.14	Auctus Note dated March 13, 2019
10.1	Agreement with Annihilyzer, Inc. dated November 29, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed April 20, 2017)
10.2	Amendment to Agreement with Annihilyzer, Inc. dated April 6, 2017 (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed April 20, 2017)
10.3	Read Consolidated Promissory Note dated September 27, 2017 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed October 4, 2017)
10.4†	Paris Employment Agreement (Incorporated by reference to Exhibit 10.5 of Form 10-Q, filed November 14, 2017)
10.5	Strategic Planning Services Agreement dated March 15, 2018
10.6	Power Up Agreement dated June 5, 2018 (Included in Exhibit 4.1, which is incorporated by reference to Exhibit 4.1 of Form 10-Q, filed August 20, 2018)
10.7	Second Power Up Agreement dated July 25, 2018 (Included in Exhibit 4.2, which is incorporated by reference to Exhibit 4.2 of Form 10-Q, filed August 20, 2018
10.8	Third Power Up Agreement dated August 27, 2018 (Included in Exhibit 4.3, which is incorporated by reference to Exhibit 4.3 of Form 10-Q, filed November 21, 2019)
10.9	Fourth Power Up Agreement dated December 15, 2018
10.10	Fifth Power Up Agreement dated January 15, 2019
10.11	Sixth Power Up Agreement dated February 22, 2019
10.12	GS Capital Agreement dated January 16, 2019
10.13	JSJ Agreement dated January 22, 2019
10.14	EMA Agreement dated January 22, 2019
10.15	Adar Agreement dated February 20, 2019
10.16	Peak One Agreement dated February 21, 2019
10.17	Auctus Agreement dated March 13, 2019
10.18†	Read Employment Agreement
10.19†	Read Addendum to Employment Agreement
10.20†	Grieco Employment Agreement
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCT LTD

Date: September 16, 2019	By:	/s/ F. Jody Read
F. Jody Read, Principal Executive Officer, Principal Financial Officer
Chief Executive Officer and Director

