Form 10-Q
period 2019-09-30
PCT LTD
filed 2020-04-13
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock as of April 10, 2020 was 527,813,393 which does not include 427,186,607 shares of common stock reserved against default/conversion of convertible debt.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the nine month periods ended September 30, 2019 and 2018 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month periods ended September 30, 2019 and 2018 are not necessarily indicative of results to be expected for any subsequent period.

PCT LTD

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$6,669	$4,893
Accounts receivable	103,872	49,140
Inventory	4,803	7,105
Prepaid expenses	44,980	218,494
Other current assets	2,110	2,110
Total current assets	162,434	281,742

Property and equipment, net	446,346	499,972

OTHER ASSETS
Intangible assets, net	3,782,652	4,059,775
Operating lease right-of-use asset	7,878	—
Deposits	5,499	5,499
Total other assets	3,796,029	4,065,274

TOTAL ASSETS	$4,404,809	$4,846,988

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$359,817	$350,593
Accrued expenses – related parties	72,137	54,033
Accrued expenses	670,872	362,436
Operating lease liability	9,125	—
Current portion of notes payable – related parties, net	834,886	93,000
Current portion of notes payable, net	278,100	399,664
Current portion of convertible notes payable, net	1,334,040	161,280
Derivative liability	5,538,198	322,976
Preferred series A stock liability	—	144,352
Total current liabilities	9,097,175	1,888,334

LONG-TERM LIABILITIES
Notes payable – related parties, net of current portion and discounts	—	733,826
Notes payable, net of current portion and discounts	—	126,707
Convertible notes payable, net of current portion and discounts	—	392,534
TOTAL LIABILITIES	9,097,175	3,141,401

MEZZANINE EQUITY
Preferred stock series A, $0.001 par value; 1,000,000 authorized; 500,000 and nil issued and outstanding at September 30, 2019 and December 31, 2018, respectively	60,398	—
Preferred stock series B, $0.001 par value; 1,000,000 authorized; 1,000,000 and nil issued and outstanding at September 30, 2019 and December 31, 2018, respectively	155,000	—
TOTAL MEZZANINE EQUITY	215,398	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock series C, $0.001 par value; 5,500,000 authorized; nil issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 1,000,000,000 authorized; 262,360,042 and 44,559,238 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	262,361	44,560
Additional paid-in-capital	14,971,340	11,588,030
Accumulated deficit	(20,141,465)	(9,927,003)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(4,907,764)	1,705,587

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,404,809	$4,846,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
REVENUES
Product	$110,739	$13,624	$209,578	$86,837
Licensing	29,500	8,000	108,000	8,000
Equipment leases	79,794	19,500	217,274	58,500
Total Revenue	220,033	41,124	534,852	153,337

OPERATING EXPENSES
General and administrative	468,897	827,168	1,554,992	1,885,962
Cost of product, licensing and equipment leases	51,483	39,216	148,214	59,690
Depreciation and amortization	84,467	84,070	253,568	250,928
Total operating expenses	604,847	950,454	1,956,774	2,196,580

Net loss before other expenses	(384,814)	(909,330)	(1,421,922)	(2,043,243)

OTHER INCOME (EXPENSES)
Loss on change in fair value of derivative liability	(4,169,978)	—	(7,121,619)	—
Gain (loss) on change in fair value of preferred series A stock liability	—	—	72,473	—
Gain on sale of intangible assets	—	—	52,498	—
Gain on sale of equipment	—	16,185	—	16,185
Gain (Loss) on settlement of debt	16,706		(67,703)	—
Interest expense	(1,225,906)	(46,950)	(1,728,189)	(112,398)
Total other income (expenses)	(5,379,178)	(30,765)	(8,792,540)	(96,213)

Loss from operations before Income taxes	(5,763,992)	(940,095)	(10,214,462)	(2,139,456)

Income taxes	—	—	—	—

NET LOSS	$(5,763,992)	$(940,095)	$(10,214,462)	$(2,139,456)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.10)	$(0.05)

Basic and diluted weighted average shares outstanding	206,524,228	44,448,368	102,223,061	43,184,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(10,214,462)	$(2,139,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253,568	250,928
Amortization of debt discount	735,582	30,518
Amortization of operating lease right-of-use asset	35,452	—
Common stock issued and issuable for services	151,391	903,946
Loss on change in fair value of derivative liability	7,121,619	—
Gain on change in fair value of preferred series A stock liability	(72,473)	—
Series B preferred stock issued for services	155,000	—
Loss on settlement of debt	67,703	—
Gain on sale of intangible assets	(52,498)	—
Gain on sale of equipment	—	(16,185)
Changes in operating assets and liabilities:
Accounts receivable	(137,092)	(14,748)
Inventory	21,707	(24,009)
Prepaid expenses	173,514	(1,487)
Other assets	—	(55,000)
Operating lease liability	(34,205)	—
Accounts payable	66,737	178,815
Accrued expenses – related party	18,104	26,302
Accrued expenses	1,113,652	—
Deferred revenue	—	25,000
Net cash used in operating activities	(596,701)	(835,376)

Cash Flows from Investing Activities
Proceeds from sale of intangible assets	111,323	—
Proceeds from the sales of equipment	—	22,500
Purchase of property and equipment	(2,516)	(3,900)
Purchase of intangible assets	(5,000)	(9,500)
Net cash provided by investing activities	103,807	9,100

Cash Flows from Financing Activities
Proceeds from notes payable – related parties	17,544	109,000
Proceeds from notes payable	138,600	287,500
Proceeds from convertible notes payable	480,750	350,000
Proceeds from common stock issued	—	115,000
Repayment of notes payable – related parties	(20,044)	(15,000)
Repayment of notes payable	(31,180)	(20,000)
Repayment of convertible notes payable	(91,000)	—
Net cash provided by financing activities	494,670	826,500

Net change in cash	1,776	224)
Cash and cash equivalents at beginning of period	4,893	7,838
Cash and cash equivalents at end of period	$6,669	$8,062

Supplemental Cash Flow Information
Cash paid for interest	$40,914	$20,060
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Debt discounts on notes payable – related parties	$—	$20,000
Debt discounts on notes payable	$10,204	$13,464
Debt discounts on convertible notes payable	$610,125	$84,087
Modification of notes payable	$20,590	$—
Common stock issued in conversion of convertible notes payable	$2,644,325	$—
Accounts receivable netted against notes payable	$28,090	$—
Initial operating lease right-of-use asset and liability	$43,330	$—
Default penalty on convertible notes payable	$665,731	$—
Preferred series A stock reclassification from liability to mezzanine equity	$60,398	$—
Extinguishment of notes payable	$175,814	$250,000
Common stock issued for prepaid expenses	$—	$1,383,000
Property plant & equipment transferred to inventory	$19,405	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2018	44,559,238	$44,560	$11,588,030	(9,927,003)	$1,705,587
Common stock issued for services	575,000	575	98,352	—	98,927
Common stock issued in settlement of debt	5,383,810	5,383	800,012	—	805,395
Net loss	—	—	—	(920,323)	(920,323)
Balance – March 31, 2019	50,518,048	$50,518	$12,486,394	(10,847,326)	$1,689,586
Common stock issued for services	—	—	23,125	—	23,125
Common stock issued in conversion of convertible notes payable	26,341,913	26,342	261,034	—	287,376
Net loss	—	—	—	(3,530,147)	(3,530,147)
Balance – June 30, 2019	76,859,961	$76,860	$12,770,553	(14,377,473)	$(1,530,060)
Common stock issued and issuable for services	1,000,000	1,000	28,339	—	29,339
Common stock issued from exercise of warrants	12,030,881	12,031	220,803	—	232,834
Common stock issued in conversion of convertible notes payable	172,469,200	172,470	1,951,645	—	2,124,115
Net loss	—	—	—	(5,763,992)	(5,763,992)
Balance – September 30, 2019	262,360,042	$262,361	$14,971,340	(20,141,465)	$(4,907,764)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2017	41,179,238	$41,180	$10,001,323	$(6,744,520)	$3,297,983
Common stock issued for cash	110,000	110	54,890	—	55,000
Common stock payable for services	—	—	43,836	—	43,836
Beneficial conversion feature	—	—	58,401	—	58,401
Net loss	—	—	—	(531,302)	(531,302)
Balance – March 31, 2018	41,289,238	$41,290	$10,158,450	$(7,275,822)	$2,923,918
Common stock issued for cash	120,000	120	59,880	—	60,000
Common stock issued for services	2,050,000	2,050	982,114	—	984,164
Beneficial conversion feature	—	—	16,686	—	16,686
Net loss	—	—	—	(668,059)	(668,059)
Balance – June 30, 2018	43,459,238	$43,460	$11,217,130	$(7,943,881)	$3,316,709
Common stock issued for services	1,000,000	1,000	354,000	—	355,000
Net loss	—	—	—	(940,095)	(940,095)
Balance – September 30, 2018	44,459,238	$44,460	$11,571,130	$(8,883,976)	$2,731,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Notes to the Unaudited

Condensed Consolidated Financial Statements

September 30, 2019

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed consolidated financial statements of PCT LTD (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our balance sheet, statements of operations, stockholders’ equity (deficit), and cash flows for the periods presented. All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.

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

Cash and Cash Equivalents

Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash of $6,669 and $4,893 as of September 30, 2019 and December 31, 2018, respectively, represents cash on deposit in various bank accounts. There were no cash equivalents as of September 30, 2019 and December 31, 2018.

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

Our financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2019, consisted of the following:

	Total fair value at September 30, 2019 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Description:
Derivative liability (1)	5,538,198	—	—	5,538,198
Total	5,538,198	—	—	5,538,198

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018, consisted of the following:

	Total fair value at December 31, 2018 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Description:
Preferred series A stock liability (1)	144,352	—	—	144,352
Derivative liability (1)	322,976	—	—	322,976
Total	467,328	—	—	467,328

(1) The Company has estimated the fair value of these liabilities using the Binomial Model.

Derivative and Preferred Series A Stock Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of September 30, 2019, and December 31, 2018, the Company had a $5,538,198 and $322,976 derivative liability, respectively and preferred series A stock liabilities of $0 and $144,352, respectively.

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

Accounts Receivable

Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. The Company provided allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable is periodically evaluated for collectability bases on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the Company provided an allowance for doubtful accounts of $0 at September 30, 2019 and December 31, 2018, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method. We record the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. As of September 30, 2019 and December 31, 2018, the inventory consisted of parts for equipment sold as replacement parts to existing customers or sold to new customers. The Company has recorded a reserve allowance of $0 and $0 as of September 30, 2019 and December 31, 2018, respectively. The Company has determined that some of the supplies inventory is necessary to be placed into service, after assembly into equipment to be used in product manufacturing and classified as Machinery and Equipment. The balance at September 30, 2019 and December 31, 2018 of such supplies and equipment not yet placed in service amounted to $276,428 and $319,735, respectively.

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

Impairment of Long-lived Assets

The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the fair value. Under similar analysis no impairment was recorded during the nine months ended September 30, 2019.

Intangible Assets

Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 1 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The recorded impairment expense was nil for the nine months ended September 30, 2019.

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

The Company has disclosed disaggregated revenue via revenue stream on the face of the statement of operations. The Company did not have any contract assets or liabilities at September 30, 2019.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of September 30, 2019, there were outstanding common share equivalents (options, warrants, convertible debt and preferred series A stock) which amounted to 960,689,801 shares of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

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

NOTE 2. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception of $20,141,465 and has negative cash flows from operations. As of September 30, 2019, the Company had a working capital deficit of $8,934,741. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PROPERTY AND EQUIPMENT

Depreciation expense was $18,947 and $18,644 for the nine months ended September 30, 2019 and 2018, respectively. Property and equipment at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Machinery and leased equipment	$151,719	$138,209
Machinery and equipment not yet in service	321,565	369,754
Office equipment and furniture	20,064	20,064
Website	2,760	2,760

Total property and equipment	$496,108	$530,787
Less: Accumulated Depreciation	(49,762)	(30,815)

Property and equipment, net	446,346	499,972

On July 30, 2019, the Company transferred $17,790 of equipment not yet in service and offset accounts receivable of $23,209 in exchange for $13,939 and the settlement of accounts payable and accrued liabilities of $43,766. As result the Company recorded a gain on the settlement of debt of $16,706.

NOTE 4. INTANGIBLE ASSETS

Amortization is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets, which range from 1 to 15 years. Amortization expense was $234,621 and $232,284 for the nine months ended September 30, 2019 and 2018, respectively. Intangible assets at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Patents	$4,505,489	$4,514,989
Technology rights	200,000	235,500
Intangible, at cost	4,705,489	4,750,489
Less: Accumulated amortization	(922,837)	(690,714)
Net Carrying Amount	$3,782,652	$4,059,775

Estimated Future Amortization Expense:

$
For year ending December 31, 2019	76,947
For year ending December 31, 2020	303,613
For year ending December 31, 2021	302,003
For year ending December 31, 2022	302,003
For year ending December 31, 2023 to December 31, 2034	2,798,086
Total	3,782,652

On May 10, 2019, the Company sold intangible assets with a carrying value of $92,502 for $111,323 of cash and the settlement of $33,677 of liabilities owed to the buyer.  The Company recorded a gain on sales of intangible assets of $52,498.

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

The following table sets forth the ROU assets and liabilities as of September 30, 2019:

September 30, 2019
Operating lease right-of-use asset	$7,878

Operating lease liability:
Current operating lease liability	$9,125
Noncurrent operating lease liability	—
Total operating lease liability	$9,125

Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the nine months ended September 30, 2019, the Company recognized operating lease expense of $44,447. Operating lease costs are included within selling, administrative and other expenses on the condensed consolidated statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities were $43,200 for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company reduced its ROU liabilities by $34,205 from cash paid.

Our weighted average discount rate is 41% and the weighted average remaining lease term is 2 months. Lease payments over the next five years and thereafter are as follows:

September 30, 2019
2019 - remaining	$9,600
2020 and thereafter	—
Total lease payments	9,600
Less: imputed interest	(475)
Total ROU liabilities	$9,125

As previously disclosed in our 2018 Form 10-K under the prior guidance of ASC 840, minimum payments under operating lease agreements as of December 31, 2018 were as follows:

December 31, 2018
2019	$52,950
2020	—
Total	$52,950

NOTE 6. Notes Payable

The following tables summarize notes payable as of September 30, 2019 and December 31, 2018:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at September 30, 2019	Balance at December 31, 2018
Note Payable(v) ***	$150,000	5/18/2016	6/1/2019	19.00%	$150,000	$150,000
Note Payable ***	$25,000	5/8/2017	6/30/2018	0.00%	$27,500	$27,500
Note Payable	$130,000	6/20/2018	1/2/2020	8.00%	$130,000	$130,000
Note Payable (a)	$126,964	6/20/2018	8/31/2018	6.00%	$—	$126,964
Note Payable (b)	$26,500	6/26/2018	10/1/2019	10.00%	$10,090	$26,500
Note Payable	$60,000	10/30/2018	12/30/2018	8.00%	$—	$60,000
Note Payable ***	$8,700	11/15/2018	6/30/2019	10.00%	$8,700	$8,700
Note Payable (c)	$52,063	4/8/2020	4/8/2020	41.38%	$42,854	$—
Note Payable (d)	$40,000	6/20/2019	12/31/2019	8.00%	$40,000	$—
Note Payable (e)	$6,741	6/21/2019	4/8/2020	41.38%	$6,741	$—
Note Payable (d)	$90,596	9/15/2019	3/16/2020	8.00%	$90,596	$—
Subtotal					$284,420	$529,664
Debt Discount					$(6,320)	$(3,293)
Balance, net					$278,100	$526,371
Less current portion					$(278,100)	$(399,664)
Total long-term					$—	$126,707

*** Currently in default

a)	On January 28, 2019, the Company agreed to convert $131,327 of principal and interest of its note payable with a non-related party into 987,421 shares of the Company’s common stock. The company recorded a loss on settlement of debt of $38,319 equal to the difference between the fair value of the common shares of $177,736 and the carrying value of the note and interest.

b)	On February 1, 2019, the Company modified note by extending the maturity date to October 1, 2019. Further, the Company and the lender agreed that the customer’s minimum monthly royalty payments of $1,500 would be applied to reduce the principal and interest of the note. Total accounts receivable from the noteholder of $28,090 was applied to the note during the nine months ended September 30, 2019.

c)	On April 8, 2019, the Company entered into a promissory bank loan with a non-related party for $52,063 of which $9,563 was the loan fee or original issue discount resulting in cash proceeds to the Company of $42,500. The note is due on April 8, 2020 and results in an annual percentage rate of 41.38%.

d)	On June 20, 2019 the Company entered into a promissory note with a non-related party for $40,000. The note is due December 31, 2019, is unsecured and bears an interest rate of 8% per annum. On September 15, 2019, the Company received an additional $50,000 from the lender and issued a new promissory note for $90,596 which was equal to the original $40,000 note, $596 of accrued interest and the additional $50,000 advanced. The promissory note is due March 16, 2020, is unsecured and bears an interest rate of 8% per annum.

e)	On June 21, 2019, the Company entered into a promissory bank loan with a non-related party for $6,741 of which $641 was the loan fee or original issue discount resulting in cash proceeds to the Company of $6,100. The note is due on April 8, 2020 and results in an annual percentage rate of 41.38%.

The following table summarizes notes payable, related parties as of September 30, 2019 and December 31, 2018:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at September 30, 2019	Balance at December 31, 2018
Note Payable, RP ***	$30,000	4/10/2018	1/15/2019	3.00%	$30,000	$30,000
Note Payable, RP	$380,000	6/20/2018	1/2/2020	8.00%	$380,000	$380,000
Note Payable, RP	$350,000	6/20/2018	1/2/2020	5.00%	$339,000	$350,000
Note Payable, RP	$17,000	6/20/2018	1/2/2020	5.00%	$17,000	$17,000
Note Payable, RP ***	$50,000	7/27/2018	11/30/2018	8.00%	$50,000	$50,000
Note Payable, RP	$5,000	10/9/2018	Demand	0.00%	$5,000	$5,000
Note Payable, RP	$5,000	10/19/2018	Demand	0.00%	$5,000	$5,000
Note Payable, RP **	$3,000	10/24/2018	Demand	0.00%	$—	$3,000
Note Payable, RP (f)**	$2,544	1/3/2019	6/30/2019	3.00%	$—	$—
Note Payable, RP (g)	$15,000	8/16/2019	2/16/2020	8.00%	$15,000	—
Subtotal					$837,500	$840,000
Debt Discount					$(2,614)	$(13,174)
Balance, net					$8,34,886	$826,826
Less current portion					$(834,886)	$(93,000)
Total long-term					$—	$733,826
** Paid off during the period ***Currently in default

f)	On January 3, 2019, the Company entered into a promissory note with the Chairman and President of the Company for $2,544. The note is due September 30, 2019, is unsecured and bears an interest rate of 3.0% per annum. At September 30, 2019, the remaining balance of this note was $0.

g)	On August 16, 2019, the Company entered into a promissory note with a Director of the Company for $15,000. The note is due February 16, 2020, is unsecured and bears an interest rate of 8.0% per annum.

The following table summarizes convertible notes payable as of September 30, 2019 and December 31, 2018:

Type	Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at September 30, 2019	Balance at December 31, 2018
Convertible Note Payable (h)	$450,000	3/28/2018	3/31/2021	8.00%	$—	$450,000
Convertible Note Payable **	$38,000	7/30/2018	7/25/2019	12.00%	$—	$38,000
Convertible Note Payable **	$53,000	8/29/2018	8/27/2019	12.00%	$—	$53,000
Convertible Note Payable (i) *	$50,000	12/6/2018	12/6/2019	5.00%	$36,123	$50,000
Convertible Note Payable (j) *	$65,000	12/6/2018	12/6/2019	5.00%	$43,599	$65,000
Convertible Note Payable(k) ***	$63,000	12/12/2018	12/5/2019	22.00%	$42,800	$63,000
Convertible Note Payable (h)	$539,936	1/15/2019	1/15/2020	8.00%	—	—
Convertible Note Payable (l) ***	$33,000	1/16/2019	1/15/2020	22.00%	$49,500	$—
Convertible Note Payable (m) ***	$100,000	1/18/2019	1/16/2020	8.00%	$100,000	$—
Convertible Note Payable (n) *	$60,000	1/29/2019	1/22/2020	8.00%	$60,000	$—
Convertible Note Payable (o) *	$50,000	2/1/2019	10/22/2019	12.00%	$50,000	$—
Convertible Note Payable (p) *	$60,000	2/21/2019	2/14/2022	0.00%	$60,000	$—
Convertible Note Payable (q)	$55,125	2/21/2019	2/20/2020	8.00%	$55,125	$—
Convertible Note Payable (r) ***	$53,000	2/26/2019	2/20/2020	22.00%	$79,500	$—
Convertible Note Payable (s)***	$75,000	3/18/2019	12/13/2019	12.00%	$75,000	$—
Convertible Note Payable (t) ***	$38,000	5/2/2019	4/29/2020	22.00%	$57,000	$—
Convertible Note Payable (u) ***	$26,000	9/16/2019	9/11/2022	0.00%	$26,000	$—
Convertible Note Payable (v)	$175,814	9/27/2019	9/25/2020	8.00%	$175,814	$—
Subtotal					$1,334,040	$719,000
Debt Discount					$—	$(165,186)
Balance, net					$1,334,040	$553,814
Less current portion					$(1,334,040)	$(161,280)
Total long-term					$—	$392,534
* Embedded conversion feature accounted for as a derivative liability ** Paid off during the period

h)

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

i)	During the nine months ended September 30, 2019, the Company defaulted on the note, resulting in a default penalty of $26,390 added to the principal of the note. During the nine months ended September 30, 2019, $44,723 of principal ($42,223) and interest ($2,500) of the convertible note payable was converted into 76,154,631 shares of the Company’s common stock.

j)	During the nine months ended September 30, 2019, the Company defaulted on the note. During the nine months ended September 30, 2019, $64,558 of principal ($58,058) and interest ($6,500) of the convertible note payable was converted into 66,290,000 shares of the Company’s common stock.

k)

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

One June 10, 2019, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature was $142,265 and resulted in a discount to the note payable of $60,000 and an initial derivative expense of $82,265. On June 19, 2019, the Company defaulted on the note, resulting in a default penalty of $32,650 added to the principal of the note and the remaining discount was accelerated and recognized to interest expense. During the nine months ended September 30, 2019, $74,200 of the convertible note payable was converted into 18,559,816 shares of the Company’s common stock.

l)

On January 16, 2019, the Company entered into a convertible promissory with a non-related party for $33,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $30,000. The note is due on January 15, 2020 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. On June 19, 2019, the Company defaulted on the note, resulting in the note becoming immediately convertible and a default penalty of $16,500 added to the principal of the note.

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

m)

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

On July 17, 2019, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature was $239,668 and resulted in a discount to the note payable of $90,000 and an initial derivative expense of $149,668. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense. During the nine months ended September 30, 2019, $4,508 of the convertible note payable and $179 of accrued interest was converted into 5,207,600 shares of the Company’s common stock.

n)

On January 29, 2019, the Company entered into a convertible promissory note with a non-related party for $60,000 of which $3,000 was an original issue discount and $8,000 was paid directly to third parties resulting in cash proceeds to the Company of $49,000. The note is due on January 22, 2020 and bears interest on the unpaid principal balance at a rate of 8% per annum. Stringent pre-payment terms apply (from 10% to 30%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 18% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to the lower of 64% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date or $0.12.

On July 28, 2019, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature was $640,053 and resulted in a discount to the note payable of $49,000 and an initial derivative expense of $591,053. During the nine months ended September 30, 2019, the Company defaulted on the note, resulting in a default penalty of $214,690 added to the principal of the note. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense. During the nine months ended September 30, 2019, $8,640 of the convertible note payable was converted into 7,500,000 shares of the Company’s common stock.

o)

On February 1, 2019, the Company entered into a convertible promissory note with a non-related party for $50,000 of which $5,000 was an original issue discount resulting in cash proceeds to the Company of $45,000. The note is due on October 22, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum and a default interest rate of 24% per annum. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal 50% of the lowest trading price during the 20-trading day period prior to the conversion date. As the closing sales price fell below $0.03, an additional 15% discount was attributed to the conversion price. During the nine months ended September 30, 2019, the Company defaulted on the note, resulting in a default penalty of $104,382 added to the principal of the note.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature was $158,142 and resulted in a discount to the note payable of $50,000 and an initial derivative expense of $113,142. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense. During the nine months ended September 30, 2019, $2,196 of the convertible note payable and $953 of accrued interest was converted into 4,999,000 shares of the Company’s common stock.

p)

On February 21, 2019, the Company entered into a convertible promissory note with a non-related party for $60,000 of which $5,000 was an original issue discount and $8,000 was paid directly to third parties resulting in cash proceeds to the Company of $47,000. The Company also issued a warrant with a term of five years to purchase up to 300,000 shares of common stock of the Company at an exercise price of $0.20 per share and subject to adjustment for dilutive issuances and cashless exercise. The note is due on February 14, 2022 and bears interest on the unpaid principal balance at a rate of 0% per annum. Stringent pre-payment terms apply (from 10% to 40%, dependent upon the timeframe of repayment during the note’s term) and in the event of default an additional 40% of the principal and interest balance shall be owed. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to the lower of 60% of the lowest trading price during the 20-trading day period prior to the conversion date or $0.12. If at any time the closing sales price falls below $0.01, then an additional 10% discount will be attributed to the conversion price. During the nine months ended September 30, 2019, the Company defaulted on the note, resulting in a default penalty of $40,000 added to the principal of the note.

The embedded conversion option and warrant qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $124,796 and the warrant of $51,856 resulted in a discount to the note payable of $60,000 and an initial derivative expense of $129,652. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense. During the nine months ended September 30, 2019, $5,000 of the convertible note payable was converted into 5,555,555 shares of the Company’s common stock.

q)

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

On August 20, 2019, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature was $172,120 and resulted in a discount to the note payable of $50,000 and an initial derivative expense of $122,120. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense. During the nine months ended September 30, 2019, $13,000 of the convertible note payable was converted into 3,054,511 shares of the Company’s common stock.

r)	On February 26, 2019, the Company entered into a convertible promissory with a non-related for $53,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $50,000. The note is due on February 20, 2020 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. On June 19, 2019, the Company defaulted on the note, resulting in the note becoming immediately convertible and a default penalty of $26,500 added to the principal of the note.

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

s)	On March 18, 2019, the Company entered into a convertible promissory note with a non-related party for $75,000 of which $10,250 was an original issue discount resulting in cash proceeds to the Company of $64,750. The Company also issued a warrant with a term of five years to purchase up to 187,500 shares of common stock of the Company at an exercise price of $0.20 per share and subject to adjustment for dilutive issuances and cashless exercise. The note is due on December 13, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum and a default interest rate of 24% per annum. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to 50% of the lowest trading price during the 25-trading day period prior to the conversion date. During the nine months ended September 30, 2019, the Company defaulted on the note, resulting in a default penalty of $185,618 added to the principal of the note.

The embedded conversion option and warrant qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature of $139,196 and the warrant of $25,401 resulted in a discount to the note payable of $75,000 and an initial derivative expense of $99,847. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense. During the nine months ended September 30, 2019, $27,804 of the convertible note payable and $5,287 of accrued interest was converted into 11,490,000 shares of the Company’s common stock

t)	On May 2, 2019, the Company entered into a convertible promissory with a non-related party for $38,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $35,000. The note is due on April 29, 2020 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. On June 19, 2019, the Company defaulted on the note, resulting in the note becoming immediately convertible and a default penalty of $19,000 added to the principal of the note.

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

u)	On September 16, 2019, the Company entered into a convertible promissory note with a non-related party for $26,000 of which $6,000 was an original issue discount resulting in cash proceeds to the Company of $20,000. The note is due on September 11, 2022 and bears interest on the unpaid principal balance at a rate of 0% per annum and a default interest rate of 0% per annum. The Company also issued a warrant with a term of five years to purchase up to 300,000 shares of common stock of the Company at an exercise price of $0.10 per share and subject to adjustment for dilutive issuances and cashless exercise. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal 60% of the lowest trading price during the 20-trading day period prior to the conversion date. As the closing sales price fell below $0.01, an additional 10% discount was attributed to the conversion price.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. The initial fair value of the conversion feature was $58,453 and warrants $2,768 resulted in a discount to the note payable of $20,000 and an initial derivative expense of $41,221. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense.

v)	During the nine months ended September 30, 2019, the $150,000 note and $25,814 of accrued interest was repaid by a cosigner to the loan. On September 25, 2019, the Company entered into a convertible promissory note with the non-related party for $175,814 in consideration for repaying the note. The note is due on September 25, 2020 and bears interest on the unpaid principal balance at a rate of 8% per annum and a default interest rate of 8% per annum. The Note will be repaid in cash or by conversion to common shares at a mutually acceptable rate not less than the market price of the Company’s common stock.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	September 30, 2019	December 31, 2018
Balance at the beginning of period	$322,976	$—
Original discount limited to proceeds of notes	540,750	100,000
Fair value of derivative liabilities in excess of notes proceeds received	1,653,887	247,033
Settlement of derivative instruments	(2,447,147)	—
Change in fair value of embedded conversion option	5,467,732	(24,057)
Balance at the end of the period	$5,538,198	$322,976

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At issuance	128-394%	1.60-2.51%	0%	0.49-5.00
At September 30, 2019	225-480%	1.55-1.91%	0%	0.06-4.95

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

NOTE 8 - STOCKHOLDERS’ DEFICIT

Preferred Stock

Series A Preferred Shares

Effective March 23, 2018, the Company amended the articles of incorporation and authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share; of which 1,000,000 shares were designated as Series A Convertible Preferred Stock as of September 30, 2019. The preferred stock may be issued from time to time by the board of directors as shares of one or more classes or series.

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

As of September 30, 2019, there were 500,000 shares of Series A Convertible Preferred Stock issued or outstanding.

Series B Preferred Shares

Effective August 13, 2019, the Company filed a Certificate of Designation with the Nevada Secretary of State thereby designating 1,000,000 shares of its authorized preferred stock as Series B –Preferred Stock. The principal terms of the Series B Preferred Shares are as follows:

Voting Rights

Holders of the Series B Preferred Stock shall be entitled to cast five hundred (500) votes for each share held of the Series B Preferred Stock on all matters presented to the stockholders of the Corporation for stockholder vote which shall vote along with holders of the Corporation’s Common Stock on such matters.

Redemption Rights

The Series B Preferred Stock shall be redeemed by the Corporation upon the successful receipt by the Corporation of at least $1,000,000 in equity capital following the issuance of the Series B Preferred Stock.

Conversion Rights

The Series B Preferred Stock is not convertible into shares of Common Stock of the Corporation.

Protective Provisions

So long as any shares of Series B Preferred Stock are outstanding, this Corporation shall not without first obtaining the approval (by vote or written consent, as provided by law) of the Holders of the Series B Preferred Stock which is entitled, other than solely by law, to vote with respect to the matter, and which Preferred Stock represents at least a majority of the voting power of the then outstanding shares of such Series B Preferred Stock:

a)     sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Corporation is disposed of;

b)     alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares;

c)     increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock;

d)     authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Series B Preferred Stock with respect to dividends or upon liquidation, or (ii) having rights similar to any of the rights of the Series B Preferred Stock; or

e)     amend the Corporation’s Articles of Incorporation or bylaws

Dividends

None.

Preference of Liquidation

None.

Upon designation, the Company issued 500,000 shares of the Series B preferred stock to each of its CEO and President (1,000,000 shares in total) pursuant to their employment agreements. As the Series B Preferred Shares represent share-based payments that are not classified as liabilities but that could require the employer to redeem the equity instruments for cash or other assets the Company classified the initial redemption amount of the shares of $155,000 as temporary equity or “mezzanine”.

As of September 30, 2019, there were 1,000,000 shares of Series B Preferred Stock issued or outstanding.

Series C Preferred Shares

Pursuant to the September 18, 2019 majority consent of stockholders in lieu of an annual meeting (including the consent of the Series A Convertible Preferred Stockholders), the Registrant filed a Certificate of Designation with the Nevada Secretary of State designating 5,500,000 shares of its authorized preferred stock as Series C Convertible Preferred Stock. The Registrant is awaiting the file stamped Certificate of Designation from the Nevada Secretary of State. The rights and preferences of such preferred stock are as follows:

The number of shares constituting the Series C Convertible Preferred Stock shall be 5,500,000. Such number of shares may be increased or decreased by resolution of the Board; provided, that no decrease shall reduce the number of shares of Series C Convertible Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series C Convertible Preferred Stock.

Conversion Rights

Each Share shall be convertible into shares of the Company’s Common Stock at a price per share of $0.01 (1 Share converts into 100 shares of Common Stock) (the “Conversion Price”), at the option of the holder thereof, at any time following the date of issuance of such Share and on or prior to the fifth (5th) day prior to a redemption Date, if any, as may have been fixed in any redemption notice with respect to the Shares, at the office of this Company or any transfer agent for such stock.

Voting Rights

The holder of each Share shall not have any voting rights, except in the case of voting on a change in the preferences of Shares.

Protective Provisions

So long as any Shares are outstanding, this Company shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of Shares which is entitled, other than solely by law, to vote with respect to the matter, and which Shares represents at least a majority of the voting power of the then outstanding Shares:

a)	sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is disposed of;
b)	alter or change the rights, preferences or privileges of the Shares so as to affect adversely the Shares;
c)	increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock;
d)	authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Shares with respect to upon liquidation, or (ii) having rights similar to any of the rights of the Preferred Stock; or
e)	amend the Company’s Articles of Incorporation or bylaws.

Other Rights

There are no other rights, privileges, or preferences attendant or relating to in any way the Shares, including by way of illustration but not limitation, those concerning dividend, ranking, other conversion, other redemption, participation, or anti-dilution rights or preferences.

At September 30, 2019, there were no Series C Preferred Shares outstanding.

Common Stock

Effective March 23, 2018, the Company amended the articles of incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 100,000,000 to 300,000,000 shares. Effective October 4, 2019, the Company amended the articles of incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 300,000,000 to 1,000,000,000 shares. The number of shares outstanding of the registrant’s common stock as of September 30, 2019 was 262,360,042.

On January 1, 2019, the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The terms of the contract call for an annual salary of $90,000 for the first year, effective March 1, 2019 and increasing to $120,000 once the Company’s revenue exceeds monthly expenses, then incrementally over time and with certain operational results, up to $200,000/year. The salary may be paid, at the employee’s discretion, either in cash or in common stock. A $1,000 per month allowance will be granted to the executive for housing near the Company’s South Carolina facility. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020; 375,000 shares on March 1, 2021 and the final 375,000 shares on March 1, 2022. On January 1, 2019 the fair value of the restricted stock award totaled $240,000 which will be expensed over vesting period. As of September 30, 2019, 375,000 shares were issued and the Company had recognized $102,391 of expense.

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

During the nine months ended September 30, 2019, the Company issued a total of 76,154,631 shares of the Company’s common stock upon the conversion of $44,723 of principal ($42,223) and interest ($2,500) pursuant to the convertible note payable described in Note 6(i).

During the nine months ended September 30, 2019, the Company issued a total of 66,290,000 shares of the Company’s common stock upon the conversion of $64,558 of principal ($58,058) and interest ($6,500) pursuant to the convertible note payable described in Note 6(j).

During the nine months ended September 30, 2019, the Company issued a total of 18,559,816 shares of the Company’s common stock upon the conversion of $74,200 of the convertible note payable pursuant to the convertible note payable described in Note 6(k).

During the nine months ended September 30, 2019, the Company issued a total of 5,207,600 shares of the Company’s common stock upon the conversion of $4,508 of the convertible note payable and $179 of accrued interest pursuant to the convertible note payable described in Note 6(m).

During the nine months ended September 30, 2019, the Company issued a total of 7,500,000 shares of the Company’s common stock upon the conversion of $8,640 of principal pursuant to the convertible note payable described in Note 6(n).

During the nine months ended September 30, 2019, the Company issued a total of 4,999,000 shares of the Company’s common stock upon the conversion of $2,196 of principal and $953 of interest pursuant to the convertible note payable described in Note 6(o).

During the nine months ended September 30, 2019, the Company issued a total of 5,555,555 shares of the Company’s common stock upon the conversion of $5,000 of principal pursuant to the convertible note payable described in Note 6(p).

During the nine months ended September 30, 2019, the Company issued a total of 3,054,511 shares of the Company’s common stock upon the conversion of $13,000 of principal pursuant to the convertible note payable described in Note 6(q).

During the nine months ended September 30, 2019, the Company issued a total of 11,490,000 shares of the Company’s common stock upon the conversion of $27,804 of the convertible note payable and $5,287 of accrued interest pursuant to the convertible note payable described in Note 6(s).

On August 16, 2019, the Company issued 5,989,500 shares of common stock upon the cashless exercise of 6,000,000 warrants.

On September 24, 2019, the Company issued 6,041,381 shares of common stock upon the cashless exercise of 6,057,143 warrants.

On August 1, 2019, the Company entered into a consulting agreement for investor relations services through September 30, 2019. The agreement called for 1,000,000 restricted shares of common stock to be issued to the consultant. As of September 30, 2019, the Company recorded $15,000 in additional paid-in capital for the consulting expense related to the consulting services provided, due to the fact that the 1,000,000 common shares were issued subsequently on March 11, 2020.

NOTE 9 – STOCK OPTIONS

The Company did not grant any stock options during the year ended December 31, 2018 or the nine months ended September 30, 2019.

Below is a table summarizing the options issued and outstanding as of September 30, 2019:

	Number of warrants	Weighted average exercise price $
Balance, December 31, 2018	2,287,500	0.34
Granted	—	—
Expired	(1,905,000)	0.16
Settled	—	—
Balance, September 30, 2019	382,500	1.24

As at September 30, 2019, the following share stock options were outstanding:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
01/01/2016	75,000	75,000	0.33	0.25	12/31/2019	25,000
01/01/2016	90,000	90,000	0.33	0.25	12/31/2019	30,000
09/15/2016	10,000	10,000	1.00	0.25	12/31/2019	10,000
10/01/2016	7,500	7,500	1.00	0.25	12/31/2019	7,500
01/26/2017	200,000	200,000	2.00	2.33	01/26/2022	400,000
	382,500	382,500				$472,500

The weighted average exercise prices are $1.24 for the options outstanding and exercisable, respectively. The intrinsic value of stock options outstanding at September 30, 2019 was $Nil.

NOTE 10 – WARRANTS

As described in Note 6, from February 14 through September 11, 2019, the Company issued 487,500 warrants subject to an exercise price of $0.20 per share for 5 years and 300,000 warrants subject to an exercise price of $0.10 per share for 5 years. If the Company issues any common stock or common stock equivalents at an effective price per share less than the warrant’s exercise price the exercise price of the warrants will be reduced to the lower price. In addition, the number of common shares issuable upon conversion of the warrants is increased so that the number of shares issuable multiplied by the exercise price equals the aggregate exercise price of the warrants immediately prior to the exercise reduction. During period, convertible notes were exercised at a price less than the original exercise price of these warrants, resulting in an adjustment to the number of warrants and exercise price.

The Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible instruments. The initial fair value of the warrants issued during the period was calculated using the Binomial Model as described in Note 7.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, December 31, 2018	650,000	0.09233
Adjustment to warrants outstanding	431,007,738	0.00041
Granted	787,500	0.00131
Settled	(12,130,881)	0.00117
Balance, September 30, 2019	420,314,357	0.00053

As at September 30, 2019, the following share purchase warrants were outstanding:

Date	Number		Number		Exercise		Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding		Exercisable		Price $		Life (Years)	Date	Exercised
11/28/2018	142,857,143	*	142,857,143	*	0.00035	*	2.16	11/28/2021	$50,000
12/3/2018	500,000		500,000		0.10		4.18	12/3/2023	50,000
2/14/2019	159,397,690	*	159,397,690	*	0.00035	*	4.38	2/14/2024	55,789
3/13/2019	107,142,857	*	107,142,857	*	0.00035	*	4.45	3/13/2024	37,500
9/11/2019	10,416,667	*	10,416,667	*	0.00288	*	4.95	9/11/2024	30,000
	420,314,357		420,314,357						$223,289

*The number of warrants outstanding and exercisable is variable based on adjustments to the exercise price of the warrant due to dilutive issuances.

The intrinsic value of warrants outstanding at September 30, 2019 was $2,513,523.

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

On August 1, 2019, the Company entered into a consulting agreement for investor relations services through September 30, 2019. Pursuant to the agreement the Company issued 1,000,000 restricted shares of common stock with a fair value of $15,000. As described in Note 13, on October 1, 2019 the Company entered into a second agreement with the consultant for the provision of investor relations services through March 31, 2020. The agreement called for a cash payment of $25,000 and 12,000,000 0restricted shares of common stock to be issued to the consultant. The Company issued the 12,000,000 common shares to the consultant on March 16, 2020.

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

On January 1, 2019, the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The terms of the contract call for an annual salary of $90,000 for the first year, effective March 1, 2019 and increasing to $120,000 once the Company’s revenue exceeds monthly expenses, then incrementally over time and with certain operation results, up to $200,000/year. The salary may be paid, at the employee’s discretion, either in cash or in common stock. A $1,000 per month allowance will be granted to the executive for housing near the Company’s South Carolina facility. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020, 375,000 shares on March 1, 2021 and the final 375,000 shares on March 1, 2022. On August 12, 2019, the Company amended the Employment Contract with F. Jody Read, CEO, whereby 500,000 Preferred Series B shares were issued to Read. All other terms of the January 1, 2019 employment agreement remain in effect.

On August 12, 2019, the Company entered into a four-year employment agreement with Gary, J. Grieco, its President, whereby Mr. Grieco will continue to receive $24,000 per year for services to Company as its President and whereby 500,000 Preferred Series B shares were issued to Grieco. The employment agreement begins on August 12, 2019, is automatically renewable for two years unless terminated earlier as per the terms of the agreement.

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

On July 12, 2019, the Company entered into a binding Letter of Intent (“LOI”) to negotiate in good faith a transaction with 2705908 Ontario Inc. for a definitive loan and option agreement to include the acquisition of at least 51% control of the Company, in addition to the other terms and commitments. On July 30, 2019, the LOI due diligence and negotiations were slated to terminate, but both parties agreed to extend the term of the LOI through August 19, 2019. On August 19, 2019 the Company and 2705908 Ontario Inc. allowed the LOI to expire.

NOTE 13. SUBSEQUENT EVENTS

On October 1, 2019, the Company entered into a consulting agreement for investor relations services through March 31, 2020. The agreement called for a cash payment of $25,000 and 12,000,000 restricted shares of common stock to be issued to the consultant. The Company issued the 12,000,000 common shares to the consultant on March 16, 2020.

On October 3, 2019, the Company entered into a promissory note with a non-related party for $50,000. The note is due on April 3, 2020 and bears interest at a rate of 12%. On October 9, 2020, the Company had repaid $12,599 of the loan. On March 8, 2020, the Company agreed to settle the remaining $39,054 of principal and accrued interest outstanding on the note through the issuance of 39,000 Shares of Series A Preferred Stock and the payment of $54.

On October 4, 2019, F. Jody Read stepped down from his position as Chief Executive Officer of the Registrant due to increased workload in the Registrant’s wholly-owned operating subsidiary. Mr. Read remains as a director and Chief Operating Officer of the Registrant. Concurrent with Mr. Read stepping down from the position of Chief Executive Officer, the Registrant appointed Mr. Gary J. Grieco to act as President and Chief Executive Officer of the Registrant.

On October 7, 2019, the Company entered into a convertible promissory with a non-related party for $53,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $50,000. The note is due on October 7, 2020 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date.

On October 8, 2019, the Company issued 6,399,302 shares of common stock upon the cashless exercise of 6,424,286 warrants.

On October 22, 2019, the Company issued 6,498,105 shares of common stock upon the cashless exercise of 6,528,571 warrants.

On October 29, 2019, the Company entered into a convertible promissory with a non-related party for $50,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $47,000. The note is due on October 29, 2020 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date.

On November 12, 2019, the Company entered into a promissory note with a non-related party for $17,500. The note is due November 12, 2020, is unsecured and bears an interest rate of 8% per annum.

On December 12, 2019, the Company entered into a loan with a non-related party for $12,250 of which $2,250 was the loan fee or original issue discount resulting in cash proceeds to the Company of $10,000. The note is to be repaid through 12 monthly payments ending on May 12, 2020.

On December 19, 2019, the Company sold future receivables of $83,400 in consideration for $58,200. The advance is to be repaid through $3,208 weekly payments. In connection with the advance, the Company granted the lender a security interest in all accounts, equipment, intangibles and inventory.

On December 20, 2019, the Company sold future receivables of $148,362 in consideration for $100,000. The advance is to be repaid through $2,958 weekly payments.

On December 31, 2019, the Company sold future receivables of $87,540 in consideration for $60,000. The advance is to be repaid through $3,651 weekly payments. The Company paid $3,625 of finance fees and includes default fees of up to $2,500 and a default rate of interest of 9%. In connection with the advance, the Company granted the lender a security interest in all accounts, equipment, intangibles and inventory. As of the date of filing the Company had only received advances of $15,575.

On January 1, 2020, the Company entered into a four-year employment agreement with Gary, J. Grieco, its President and CEO, whereby Mr. Grieco will receive $48,000 per year commencing April 1, 2020, and receive 15,000,000 shares of the Company’s common stock for services to the Company as its President and CEO. In addition, once monthly revenue exceeds monthly expenses the salary will be increased and Mr. Grieco will be issued an additional 10,000,000 shares of the Company’s common stock. The employment agreement begins on January 1, 2020, and is automatically renewable for two years unless terminated earlier as per the terms of the agreement.

On February 11, 2020, the Company received a $1,500 advance from the President of the Company and a $2,000 advance from a Director of the Company. The advances are unsecured, non-interest bearing and due on demand.

On February 18, 2020, the Company sold future receivables of $32,978 in consideration for $22,000. The advance is to be repaid through daily payments of $660. The Company paid $794 of finance fees and the agreement includes default fees of up to $15,000. In connection with the advance, the Company granted the lender a security interest in all accounts, equipment, intangibles and inventory.

On February 18, 2020, the Company received an additional tranche of $8,888 pursuant to the convertible note described in Note 6(i). The additional tranche consisted of a $888 original issue discount resulting in cash proceeds to the Company of $8,000.

On February 28, 2020, the Company entered into a promissory note with a non-related party for $20,000. The note is due May 28, 2020, is unsecured and bears an interest rate of 8% per annum.

On March 2, 2020, the Company entered into a convertible promissory with a non-related party for $45,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $42,000. The note is due on March 2, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date.

On March 5, 2020, the Company received an additional tranche of $30,000 pursuant to the convertible note described in Note 6(i). The additional tranche consisted of a $3,000 original issue discount resulting in cash proceeds to the Company of $27,000.

On March 9, 2020, the Company entered into an agreement to settle the $175,814 convertible note payable described in Note 6(v) and $5,279 of interest accrued on the note through the issuance of 181,000 Shares of Series A Preferred Stock and the payment of $93.

As of April 6, 2020, the Company sold 270,000 Series C Convertible Preferred Shares for $270,000.

From October 1, 2019 through March 25, 2020, the Company issued a total of 265,453,351 shares of common stock upon the conversion of $286,043 of principal, $20,306 of interest and of fees pursuant to the convertible notes payable described in Note 6.

On April 1, 2020, the Company entered into a settlement agreement to settle the $60,000 and $26,000 convertible notes described in Notes 6(p) and (u). The Company agreed to pay $100,000 to settle the principal and accrued interest and penalties relating to the two convertible notes.

On April 1, 2020, the Company issued 4,623,093 shares of common stock upon the cashless exercise of 4,640,371 warrants.

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

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded a net loss of $10,214,462 for the nine months ended September 30, 2019 and accumulated losses of $20,141,465 from inception through September 30, 2019.

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

Management projects these costs to total approximately $2,500,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements. Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions, management believes that the Company expects to be close to profitability by the end of the fourth quarter of 2020.

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

SUMMARY OF BALANCE SHEET	September 30, 2019	December 31, 2018
Cash and cash equivalents	$6,669	$4,893
Total current assets	162,434	281,742
Total assets	4,404,809	4,846,988
Total liabilities	9,097,175	3,141,401
Accumulated deficit	(20,141,465)	(9,927,003)
Total stockholders’ equity (deficit)	$(4,907,764)	$1,705,587

At September 30, 2019, the Company recorded a net loss for the nine month period of $10,214,462 and had a working capital deficit of $8,934,741. We have recorded revenues from operations, but these have been insufficient to cover our operating costs. During the nine months ended 2019 and 2018 we have primarily relied upon advances and loans from stockholders and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $6,669 in cash at September 30, 2019, compared to $4,893 in cash at December 31, 2018. We had total liabilities of $9,097,175 at September 30, 2019 compared to $3,141,401 at December 31, 2018.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $210,000 and to fund future research and development. We intend to rely on additional debt financing, loans from existing stockholders and private placements of our securities for additional funding in addition to the increasing our recognized revenue from the leasing and/or sale of products; however, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties. We may also rely on the issuance of our securities in lieu of cash to convert debt or pay for expenses.

Commitments and Obligations

At September 30, 2019, the Company recorded notes payable totaling approximately $2,447,026 (net of debt discount) compared to notes payable totaling $1,907,011 (net of debt discount) at December 31, 2018. These notes payable represent cash advances received and expenses paid from third parties and related parties. All of the notes payable carry interest from 0% to 25% and are due ranging from on demand to February 14, 2022.

The Company headquarters and operations are located in Little River, South Carolina. The South Carolina lease amounts to $4,800 per month, expires on November 30, 2019 and includes an option to renew for two additional three-year periods.

Results of Operations

Three Months Ended September 30, 2019

SUMMARY OF OPERATIONS	Three months period ended September 30,
	(Unaudited)
	2019	2018	Increase/(Decrease)
Revenues	$220,033	$41,124	$178,909

Total operating expenses	$604,847	$950,454	$(345,607)
Total other expenses	$5,379,178	$30,765	$5,348,413
Net loss	$5,763,992	$940,095	$4,823,897
Basic and diluted loss per share	$(0.03)	$(0.02)	$0.01

Revenues increased to $220,033 for the three months ended September 30, 2019 (the “2019 third quarter”) compared to $41,124 for the three months ended September 30, 2018 (the “2018 third quarter”). The revenue increase for the period was due to the increased volume of fluids sold, the sale of a US EPA registration (duplicate), licensing revenue from EPA sub registrations, equipment sales and the additional revenue from recurring leased-equipment income.

Total operating expenses decreased to $604,847 during the 2019 third quarter compared to $950,454 during the 2018 third quarter. The decrease during the third quarter of 2019 was primarily due to a decrease in stock-based compensation.

General and administrative expenses decreased to $468,897 for the 2019 third quarter compared to $827,168 during the 2018 third quarter. The decrease during the third quarter of 2019 was primarily due to a decrease in stock-based compensation expense during the third quarter of 2019 as compared to the third quarter of 2018.

Depreciation and amortization expenses increased slightly to $84,467 during the 2019 third quarter compared to $84,070 during the 2018 third quarter. Depreciation and amortization were comparable between the two periods.

Total other expenses increased to $5,379,178 for the 2019 third quarter compared to $30,765 during the 2018 third quarter. The overall increase was a result of an increase in interest expense, and loss on change in fair value of derivatives.

As a result of the changes described above, net loss from operations after income taxes increased to $5,763,992 during the 2019 third quarter compared to $940,095 during the 2018 third quarter.

Nine Months Ended September 30, 2019

SUMMARY OF OPERATIONS	Nine months period ended September 30,
	(Unaudited)
	2019	2018	Increase/(Decrease)
Revenues	$534,852	$153,337	$381,515

Total operating expenses	$1,956,774	$2,196,580	$(239,806)
Total other expenses	$8,792,540	$96,213	$8,696,327
Net loss	$10,214,462	$2,139,456	$8,075,006
Basic and diluted loss per share	$(0.10)	$(0.05)	$0.05

Revenues increased to $534,852 for the nine months ended September 30, 2019 compared to $153,337 for the nine months ended September 30, 2018. The revenue increase for the period was due to the increased volume of fluids sold, the sale of a duplicate US EPA Registration, licensing revenue from EPA sub registrations, equipment sales and the additional revenue from recurring leased-equipment income.

Total operating expenses decreased to $1,956,774 during the nine months ended September 30, 2019 compared to $2,196,580 during the nine months ended September 30, 2018. The decrease during the period was primarily due to a decrease in stock-based compensation. This was offset by an increase in cost of sales as a result of an increase in revenues.

General and administrative expenses decreased to $1,554,992 for the nine months ended September 30, 2019 compared to $1,885,962 during the nine months ended September 30, 2018. The increase during the period was primarily due to a decrease in stock-based compensation expense.

Depreciation and amortization expenses increased slightly to $253,568 during the nine months ended September 30, 2019 compared to $250,928 during the nine months ended September 30, 2018. Depreciation and amortization was comparable between the two periods.

Total other expenses increased to $8,792,540 for nine months ended September 30, 2019 compared to $96,213 during the nine months ended September 30, 2018. The overall increase was a result of an increase in interest expense, and loss on change in fair value of derivatives and settlement of debt. This was offset by a gain on the sale of assets and a gain on change in fair value of preferred series A stock liabilities.

As a result of the changes described above, net loss from operations after income taxes increased to $10,214,462 during the nine months ended September 30, 2019 compared to $2,139,456 during the nine months ended September 30, 2018.

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

Critical Accounting Policies

Derivative and Preferred Series A Stock Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of September 30, 2019, and December 31, 2018, the Company had a $5,538,198 and $322,976 derivative liability, respectively and preferred series A stock liabilities of $0 and $144,352, respectively.

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

Accounts Receivable

Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. The Company provided allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable is periodically evaluated for collectability bases on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the Company provided an allowance for doubtful accounts of $0 at September 30, 2019 and December 31, 2018, respectively.

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

Impairment of Long-lived Assets

The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the fair value. Under similar analysis no impairment was recorded during the nine months ended September 30, 2019.

Intangible Assets

Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right, over their estimated useful lives, which range from 1 to 15 years.  An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. The recorded impairment expense was nil for the nine months ended September 30, 2019.

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

The Company has disclosed disaggregated revenue via revenue stream on the face of the statement of operations. The Company did not have any contract assets or liabilities at September 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Gary J. Grieco, our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our principal executive officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer concluded that as of September 30, 2019, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may become involved in various routine legal proceedings incidental to our business. To our knowledge as of the date of this Report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject. We were named as a defendant in a case for $6,010 to be paid to a HVAC contractor, which we maintain is our landlord’s responsibility. This legal dispute has been fully satisfied.

On August 8, 2019, we received notice from Annihilare, Inc. that certain intellectual properties developed jointly between us and Annihilare are to be discontinued from use by us and our customers. We dispute the claims from Annihilare that the intellectual properties are exclusively Annihilare’s and are in discussions with Annihilare on this point. We have engaged counsel to assist us with this dispute and are evaluating potential litigation on this matter. However, as of the date of this filing no litigation has been initiated.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. However, we detailed significant business risks in Item 1A to our Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

TFK Investments LLC Note Conversions

During the quarter ended September 30, 2019, the Company issued TFK Investments LLC shares of its common stock upon partial conversion of the promissory note dated November 28, 2018 as follows:

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

Power Up Lending Group Ltd Note Conversions

During the quarter ended September 30, 2019, the Company issued Power Up Lending Group LTD shares of its common stock upon partial conversion of the promissory note dated December 5, 2018 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
7/1/2019	$8,100	$0.0031	2,612,903	$34,700	*
7/5/2019	$10,400	$0.0026	4,000,000	$24,300	*
7/8/2019	$10,000	$0.0025	4,000,000	$14,300	*
Total	$28,500		10,612,903

*       Includes default amount

Crown Bridge Partners, LLC Note Conversions

During the quarter ended September 30, 2019, the Company issued Crown Bridge Partners, LLC shares of its common stock upon partial conversion of the promissory note dated November 28, 2018 as follows:

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

GS Capital Partners, LLC Note Conversions

During the quarter ended September 30, 2019, the Company issued GS Capital Partners, LLC shares of its common stock upon partial conversion of the promissory note dated January 16, 2019 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
7/19/2019	$4,508 plus $179 of interest	$0.0009	5,207,600	$95,492

JSJ Investments Inc. Note Conversions

During the quarter ended September 30, 2019, the Company issued JSJ Investments Inc. shares of its common stock upon partial conversion of the promissory note dated January 22, 2019 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
7/29/2019	$8,640	$0.0012	7,500,000	$51,360

EMA Financial LLC Note Conversions

During the quarter ended September 30, 2019, the Company issued EMA Financial LLC shares of its common stock upon partial conversion of the promissory note dated January 22, 2019 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
8/1/2019	$2,196 plus $953 of interest	$0.0006	4,999,000	$72,804

Peak One Opportunity Fund Note Conversion and Warrant Exercise

During the quarter ended September 30, 2019, the Company issued Peak One Opportunity Fund, LP shares of its common stock upon partial conversion of the promissory note dated February 14, 2019 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
8/9/2019	$5,000	$0.0009	5,555,555	$55,000

On August 16, 2019, the Company issued Peak One Opportunity Fund, LP 5,989,500 shares of common stock upon the cashless exercise of 6,000,000 warrants.

Adar Alef LLC Note Conversion

During the quarter ended September 30, 2019, the Company issued Adar Alef LLC shares of its common stock upon partial conversion of the promissory note dated February 20, 2019 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
9/19/2019	$13,000	$0.004256	3,054,511	$42,125

Peak One Investments LLC Warrant Exercise

On September 24, 2019, the Company issued Peak One Investments LLC 6,041,381 shares of common stock upon the cashless exercise of 6,057,1431 warrants.

Auctus Fund LLC

During the quarter ended September 30, 2019, the Company issued Auctus Fund LLC shares of its common stock upon partial conversion of the promissory note dated March 13, 2019 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
9/27/2019	$27,804.21 plus $4,536.99 in interest and $750 in fees	$0.00288	11,490,000	$47,195.79

Subsequent Issuances after Quarter-End

Peak One Opportunity Fund Note Conversions

Subsequent to the quarter ended September 30, 2019, the Company issued Peak One Opportunity Fund, LP shares of its common stock upon partial conversion of the promissory note dated February 14, 2019 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
10/4/2019	$7,000	$0.0011	6,363,636	$48,000
10/22/2019	$7,000	$0.001	7,000,000	$41,000
11/6/2019	$11,000	$0.00085	12,941,176	$30,000
Total	$25,000		37,849,867

Power Up Lending Group Ltd Note Conversions

Subsequent to the quarter ended September 30, 2019, the Company issued Power Up Lending Group LTD shares of its common stock upon partial conversion of the promissory note dated December 5, 2018 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
10/8/2019	$21,450 plus $3,780 in interest	$0.002	12,615,000	$0.00

Subsequent to the quarter ended September 30, 2019, the Company issued Power Up Lending Group LTD shares of its common stock upon partial conversion of the promissory note dated January 15, 2019 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
10/15/2019	$23,500	$0.0018	13,055,556	$26,000	*
10/16/2019	$22,500	$0.0015	15,000,000	$3,500	*
10/21/2019	$3,500 plus $1,980 in interest	$0.0012	4,566,667	$0.00
Total	$49,500		32,622,223

*       Includes default amount

Subsequent to the quarter ended September 30, 2019, the Company issued Power Up Lending Group LTD shares of its common stock upon partial conversion of the promissory note dated February 21, 2019 as follows:

Date of Conversion	Principal Amount Converted		Conversion Price	Number of Shares Issued	Principal Balance Remaining
10/22/2019	$13,000		$0.0012	11,083,333	$66,200	*
10/23/2019	$18,900		$0.0012	15,750,000	$47,300	*
10/25/2019	$14,100		$0.0012	11,750,000	$33,200	*
10/28/2019	$18,900		$0.0012	15,750,000	$14,300
10/29/2019	$14,300 plus $3,180 in interest		$0.0012	14,566,667	$0.00
Total	$79,200	*		68,900,000

*       Includes default amount

Subsequent to the quarter ended September 30, 2019, the Company issued Power Up Lending Group LTD shares of its common stock upon partial conversion of the promissory note dated April 29, 2019 as follows:

Date of Conversion	Principal Amount Converted		Conversion Price	Number of Shares Issued	Principal Balance Remaining
11/4/2019	$15,700		$0.001	15,700,000	$41,300	*
11/5/2019	$15,600		$0.001	15,600,000	$25,700	*
11/6/2019	$20,100		$0.001	20,100,000	$5,600
11/11/2019	$5,600 plus $2,280 in interest		$0.00098	8,040,816	$0.00
Total	$57,000	*		59,440,816

*       Includes default amount

Peak One Investments LLC Warrant Exercises

On October 8, 2019, the Company issued Peak One Investments LLC 6,399,302 shares of common stock upon the cashless exercise of 6,424,286 warrants.

On October 22, 2019, the Company issued Peak One Investments LLC 6,498,105 shares of common stock upon the cashless exercise of 6,528,571 warrants.

On April 1, 2020, the Company issued Peak One Investments LLC 4,623,093 shares of common stock upon the cashless exercise of 4,640,371 warrants.

Crown Bridge Partners, LLC Note Conversions

Subsequent to the quarter ended September 30, 2019, the Company issued Crown Bridge Partners, LLC shares of its common stock upon partial conversion of the promissory note dated November 28, 2018 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
1/9/2020	$6,491.25 plus $500 in fees	$0.000595	11,750,000	$1,286.87
1/13/2020	$10,601.48 plus $2,506.52 of interest and $500 in fees	$0.00056	24,300,000	$5,685.39
Total			36,050,000

On March 16, 2020, the Company issued 12,000,000 shares of restricted common stock to a consultant for public relations services performed in October 2019.

As of April 6, 2020, the Company has sold 270,000 Series C Convertible Preferred Shares for $270,000.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have entered into a number of promissory notes, some of which are in default as of September 30, 2019, or went into default before the filing of this Quarterly Report (See Note 6 to the financial statements).

In addition, we have insufficient common stock reserves for the convertible notes we have outstanding, which places each note into default.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 12, 2019, the Company entered into a binding Letter of Intent (“LOI”) to negotiate in good faith a transaction between 2705908 Ontario Inc. and PCT LTD for a definitive loan and option agreement to include the acquisition of at least 51% control of PCT LTD, in addition to the terms and commitments written in the letter of intent. On July 30, 2019 the LOI due diligence and negotiations were slated to terminate, but both parties agreed to extend the term of the LOI. On August 2, 2019, the Company and 2705908 Ontario Inc. executed an extension for the terms of the July 10, 2019 LOI to continue until August 19, 2019. The extension expired on August 19, 2019.

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

On August 12, 2019 the Company made an addendum to its Employment Contract with F. Jody Read, CEO, whereby 500,000 Preferred Series B shares were issued to Read. All other terms of the January 1, 2019 employment agreement remain in effect.

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

On January 1, 2020, the Company entered into a four-year employment agreement with Gary, J. Grieco, its President and CEO, whereby Mr. Grieco will receive $48,000 per year commencing April 1, 2020, and receive 15,000,000 shares of the Company’s common stock for services to the Company as its President and CEO. In addition, once monthly revenue exceeds monthly expenses the salary will be increased and Mr. Grieco will be issued an additional 10,000,000 shares of the Company’s common stock. The employment agreement begins on January 1, 2020, and is automatically renewable for two years unless terminated earlier as per the terms of the agreement.

ITEM 6. EXHIBITS

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation, as currently in effect (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed April 13, 2018)
3.1	Amended Articles of Incorporation increasing authorized shares (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
3(ii)	Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed April 13, 2018)
4.1	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed on September 16, 2019)
4.2	Certificate of Designation of Series B – Super Voting Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed on September 16, 2019)
4.3	Certificate of Designation of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
4.4	Power Up Note dated June 5, 2018 (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed August 20, 2018)
4.5	Second Power Up Note dated July 25, 2018 (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed August 20, 2018)
4.6	Third Power Up Note dated August 27, 2018 (Incorporated by reference to Exhibit 4.3 of Form 10-Q, filed November 21, 2019)
4.7	Fourth Power Up Note dated December 5, 2018 (Incorporated by reference to Exhibit 4.6 of Form 10-Q, filed on September 16, 2019)
4.8	Fifth Power Up Note dated January 15, 2019 (Incorporated by reference to Exhibit 4.7 of Form 10-Q, filed on September 16, 2019)
4.9	Sixth Power Up Note dated February 22, 2019 (Incorporated by reference to Exhibit 4.8 of Form 10-Q, filed on September 16, 2019)
4.10	GS Capital Note dated January 16, 2019 (Incorporated by reference to Exhibit 4.9 of Form 10-Q, filed on September 16, 2019)
4.11	JSJ Note dated January 22, 2019 (Incorporated by reference to Exhibit 4.10 of Form 10-Q, filed on September 16, 2019)
4.12	EMA Note dated January 22, 2019 (Incorporated by reference to Exhibit 4.11 of Form 10-Q, filed on September 16, 2019)
4.13	Adar Note dated February 20, 2019 (Incorporated by reference to Exhibit 4.12 of Form 10-Q, filed on September 16, 2019)
4.14	Peak One Note dated February 21, 2019 (Incorporated by reference to Exhibit 4.13 of Form 10-Q, filed on September 16, 2019)
4.15	Auctus Note dated March 13, 2019 (Incorporated by reference to Exhibit 4.14 of Form 10-Q, filed on September 16, 2019)

10.1	Agreement with Annihilyzer, Inc. dated November 29, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed April 20, 2017)
10.2	Amendment to Agreement with Annihilyzer, Inc. dated April 6, 2017 (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed April 20, 2017)
10.3	Read Consolidated Promissory Note dated September 27, 2017 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed October 4, 2017)
10.4†	Paris Employment Agreement (Incorporated by reference to Exhibit 10.5 of Form 10-Q, filed November 14, 2017)
10.5	Strategic Planning Services Agreement dated March 15, 2018
10.6	Power Up Agreement dated June 5, 2018 (Included in Exhibit 4.1, which is incorporated by reference to Exhibit 4.1 of Form 10-Q, filed August 20, 2018)
10.7	Second Power Up Agreement dated July 25, 2018 (Included in Exhibit 4.2, which is incorporated by reference to Exhibit 4.2 of Form 10-Q, filed August 20, 2018
10.8	Third Power Up Agreement dated August 27, 2018 (Included in Exhibit 4.3, which is incorporated by reference to Exhibit 4.3 of Form 10-Q, filed November 21, 2019)
10.9	Fourth Power Up Agreement dated December 15, 2018 (Incorporated by reference to Exhibit 10.9 of Form 10-Q, filed on September 16, 2019)
10.10	Fifth Power Up Agreement dated January 15, 2019 (Incorporated by reference to Exhibit 10.10 of Form 10-Q, filed on September 16, 2019)
10.11	Sixth Power Up Agreement dated February 22, 2019 (Incorporated by reference to Exhibit 10.11 of Form 10-Q, filed on September 16, 2019)
10.12	GS Capital Agreement dated January 16, 2019 (Incorporated by reference to Exhibit 10.12 of Form 10-Q, filed on September 16, 2019)
10.13	JSJ Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.13 of Form 10-Q, filed on September 16, 2019)
10.14	EMA Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.14 of Form 10-Q, filed on September 16, 2019)
10.15	Adar Agreement dated February 20, 2019 (Incorporated by reference to Exhibit 10.15 of Form 10-Q, filed on September 16, 2019)
10.16	Peak One Agreement dated February 21, 2019 (Incorporated by reference to Exhibit 10.16 of Form 10-Q, filed on September 16, 2019)
10.17	Auctus Agreement dated March 13, 2019 (Incorporated by reference to Exhibit 10.17 of Form 10-Q, filed on September 16, 2019)
10.18†	Read Employment Agreement (Incorporated by reference to Exhibit 10.18 of Form 10-Q, filed on September 16, 2019)
10.19†	Read Addendum to Employment Agreement (Incorporated by reference to Exhibit 10.19 of Form 10-Q, filed on September 16, 2019)
10.20†	Grieco 2019 Employment Agreement (Incorporated by reference to Exhibit 10.20 of Form 10-Q, filed on September 16, 2019)
10.21†	Grieco 2020 Employment Agreement
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCT LTD

Date: April 13, 2020	By:	/s/ Gary J. Grieco
Gary J. Grieco, Principal Executive Officer, Principal Financial Officer
Chief Executive Officer and Director

