Form 10-K
period 2019-12-31
PCT LTD
filed 2020-08-03
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

N/A

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

As of June 30, 2019 the aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the closing price ($0.005) of the Registrant’s most recently completed second fiscal quarter was $335,861.

The number of shares outstanding of the registrant’s common stock as of July 27, 2020 was 579,701,486, which does not include 242,134,306 shares of common stock reserved against default/conversion of convertible debt.

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

• our inability to raise additional financing for working capital, especially related to purchasing critical inventory;

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

In this annual report references to “PCT LTD,” “we,” “us,” “our” and “the Company” refer to PCT LTD and its wholly-owned operating subsidiary, Paradigm Convergence Technologies Corporation (“PCT Corp.).

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

PART I

ITEM 1. BUSINESS

Historical Development

On February 27, 1986, PCT LTD, formerly known as Bingham Canyon Corporation (“PCTL”) was incorporated in the State of Delaware as Hystar Aerospace Marketing Corporation of Delaware (“Hystar-Delaware”) and was a subsidiary of Nautilus Entertainment, Inc., (now called VIP Worldnet, Inc.), a Nevada corporation. Hystar-Delaware completed a change of domicile merger on August 26, 1999 with then named Bingham Canyon Corporation, now named PCT LTD, a Nevada corporation.

On August 31, 2016, PCTL (then known as Bingham Canyon Corporation) entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Paradigm Convergence Technologies Corporation, a Nevada corporation (“PCT Corp.”). Pursuant to the terms of the Exchange Agreement, PCT Corp. became the wholly-owned subsidiary of PCTL after the exchange transaction. PCTL is a holding company which, through PCT Corp., is engaged in the business of marketing new products and technologies through licensing and joint ventures.

PCTL and PCT Corp. are located in Little River, SC. PCT Corp. was formed June 6, 2012 under the name of EUR-ECA, Ltd., which was changed in September 2015 to PCT Corp.

Business Strategy

PCTL focuses its business on acquiring, developing and providing sustainable, environmentally safe disinfecting, cleaning and tracking technologies. The company acquires and holds rights to innovative products and technologies, which are commercialized through its wholly owned operating subsidiary, PCT Corp. PCT Corp. is a technology development, design, assembly and manufacturing company specializing in providing cleaning/sanitizing/disinfectant fluid solutions and fluid-generating equipment that creates environmentally safe solutions for global sustainability. PCT Corp. markets new products and technologies for the Healthcare, Agriculture, and Oil & Gas industries through multi-year system and service contracts that provide equipment and support for our customers.

The Company holds and defends its patents, trademarks, intellectual property and distribution rights to its innovative products and technologies. While a direct-sales capability is in place and will continue to be expanded, it is not PCT Corp.’s intent to be the sole distributor of its proprietary products. Members of PCT Corp.’s management also act in supportive roles for the development of manufacturers’ representatives who are involved in selling its products. In addition to the direct sales program, senior management is responsible for continuing to develop the distribution and licensing program operations for the technology; to develop new opportunities and applications for the products, and to promote the brands. PCT Corp.’s senior management intends to also continue the pursuit of new technologies – particularly technologies which are complementary to or enhance applications opportunities for its existing products - upon which it will build and expand its business.

PCT Corp. has developed several models of electro-chemical activation generators and systems for the production of Hydrolyte®, an EPA registered, highly effective sanitizer/disinfectant microbiocide that is environmentally responsible and for use around humans and animals. Hydrolyte® has been market tested with commercial customers and is now fully launched into the hospital and healthcare market. Management intends to focus on leveraging the opportunities presented by Hydrolyte® during the second half of 2018 and first half of 2019 within the healthcare market, as well as building into its oil and gas and agriculture markets.

PCT Corp.’s revenue streams have, in the past, been derived primarily from master service contracts, placing its Annihilyzer Infection Control Systems and other models of its equipment into clients’ locations and benefitting from recurring monthly revenue for typically 3-5 year contract periods, as well as licensing and distributor agreements, along with some outright sales of equipment. PCT Corp. made a “soft” launch in 2017 and management focused on establishing distributor operations and direct sales in addition to expanding its equipment production capabilities. Direct sales of equipment and Hydrolyte® have been managed by members of the senior management team. During 2019, the PCT Corp. added additional distributors and supplemental EPA registrants (licenses), in addition to building on existing distributors that have existing healthcare, and other industry, customer relationships. The existing distributors, from the years 2017, 2018 and 2019 are based in New Jersey/New York, North Carolina, Ohio, and Florida. Management expects to continue vetting and add more strategically located and specific industry focused distributors and is in negotiations with several potential entities for certain market segments.

In building out its production capabilities, PCT Corp. developed strategic operating relationships with firms that are leaders in production, manufacturing, and distribution within the various industries where the markets for our technologies exist. Management believes that this strategy, properly executed, should allow for the most rapid possible rollout of the products and solid capture of market share.

Principal Technology: Hydrolyte® and Catholyte

Paradigm’s generator systems make two products in the cleansers, hard-surface sanitizers and disinfectants categories:

•	Hydrolyte® US EPA Registration No. 92108-1, is a highly effective hard surface sanitizer and/or disinfectant with the lowest EPA toxicity rating possible (“4”); and,

•	Catholyte, a similarly safe, mild detergent, degreaser and surfactant that is easily applied using mop buckets, sprayers and floor cleaning machines for basic janitorial cleaning purposes.

Both products are outputs of a single process of electrochemical activation (“ECA”) generation process using the Company’s technology and input ingredients derived from naturally-occurring salt minerals and water. Commercially, the primary product is Hydrolyte® and the second product of the process, Catholyte, is a very useful and effective product for which parallel markets exist and profitable revenue streams are being developed.

The company had two registrations of Hydrolyte® with the U. S. Environmental Protection Agency (“EPA”) during 2019, but retained only the most valuable Registration (92108-1) at the end of 2019, having sold the duplicate registration to a third party entity. Hypochlorous acid- (HOCl-) based solutions such as Hydrolyte® are approved for specific uses and with specific directions by the Food and Drug Administration (“FDA”) for cleaning and sanitizing applications and by the United States Department of Agriculture (“USDA”) for use in food processing. These “approvals” are covered in various Federal Codes.

By nature, Hydrolyte® is a metastable, aqueous solution of hypochlorous acid, generated through the ECA process. It has a high redox potential (900 millivolts) and a greater biocidal effect than chlorine and other toxic chemicals. Hydrolyte® is 99.5% water + salt, rendering it of less concern to humans, yet it is effective against the various classes of pathogens comprising bacteria, viruses, spores, and yeast. Organisms in these categories include C. diff, TB, Parvovirus. Norovirus, Listeria, E. Coli, HIV, Hepatitis C, Influenza A, Candida and antibiotic resistant strains such as MRSA, VRE, and CRE. Using Hydrolyte® in decontamination and sterilization processes generally eliminates the need for the use of other highly toxic chemical biocides (such as ammonia, chlorine bleach and glutaraldehyde) which are commonly used in sanitizing, disinfection and decontamination.

Although it has been well known for many years that an aqueous solution of hypochlorous acid (HOCl), branded by the Company as “Hydrolyte®”, (commonly called “anolyte”) can deliver extremely effective decontamination and disinfectant results, previous challenges in the production technology had rendered its use economically infeasible in most applications. The primary drawbacks with previous anolyte production technology were: 1) the inability to generate anolyte in high enough concentrations (Parts Per Million – PPM) of the active ingredient, HOCL; 2) high enough commercial volumes from the generators (as opposed to 1 quart to 1 gallon, small volume batch or low flow generators); 3) reliability of the generators or fluids; and, 4) the relatively short time that the product maintained its maximum decontaminative efficacy (“shelf life”) and consistency.

This Company’s proprietary production, distribution and applications technologies have solved these problems. Its production equipment allows the Hydrolyte® solution to be produced consistently with specific, predetermined concentration of HOCl within the range of concentrations typically employed (50 to 600 PPM) as well as the desired pH level (the pH scale measures how acidic or Alkaline a substance is) that may be desirable for any given application. To resolve the maintenance of efficacy issue, PCT Corp. has perfected generation (production) equipment which is small enough to be located on the customer’s facility, allowing for production-on-demand rather than maintaining stored product inventory. For customers who will not use enough product to justify the on-site equipment, the company intends to engage industry-specific distribution and commercial services companies to provide the products to end-user customers on a regular delivery schedule. The combination of the on-site generation and delivery solutions should assure end-users will always be supplied with fresh, full strength product.

Production: Hydrolyte® is generated with the company’s proprietary equipment. The production technology for Hydrolyte® generates a product with predetermined PPM and pH properties, i.e., the equipment can be calibrated to deliver any desired PPM level; and, we believe it is superior to any other known production process or equipment available in the market today. The scalable Hydrolyte® generation systems technology largely will be housed in portable and mobile units, which can be readily moved within a building or from site to site, although more permanent installations, probably employing larger generation systems, will be made in situations where such installation is appropriate or required. The Company’s models of Hydrolyte® generator equipment is classified, dependent upon configuration and volume of output:

•	Annihilyzer Infection Control System – Hospital/Healthcare
•	Annihilyzer Infection Control System – Rack Model
•	Hydrolyte Generator – Large and Medium Volume
•	SurvivaLyte Manual Generator – Small Volume
•	Annihilyzer Hospital 360 SMART Spray Cart
•	School/Hospitality Industry and General Business 360 SMART Spray Cart

Other models of Hydrolyte® generating equipment are in research and development.

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

Management determined that the most direct paths to rapid revenue and earnings growth are in the institutional facilities and agriculture markets, although the agricultural market present some EPA-related barriers. The preponderance of business development and marketing resources are currently being devoted to these two markets. Management intends to also work to maintain our position and expertise in the oil and gas industry to assure that current customer relationships are maintained, business opportunities at hand are pursued and that we are properly positioned for a roll-out as, and when, drilling activity increases as anticipated. As further market development occurs, the Company anticipates considering and acting upon factual information.

Institutional Facilities: Hospitals, Health Care Facilities & Schools

PCT Corp.’s senior research and development personnel have developed several models of equipment to be deployed as a state-of-the-art integrated product dispensing, tracking (patented RFID tracking features) and management systems for applications in the institutional facilities market. This integrated technologies solution, branded as PCT’s Annihilyzer® Infection Control System, has been designed most particularly for hospitals, large long-term care, assisted living and nursing home facilities. In various configurations (utilizing a rack model) it in can be deployed in other health care facilities including urgent care centers, medical, dental and veterinary offices. It is adaptable to deployment in schools, prisons, hotels, and many other facilities, although the primary marketing and sales goal for PCT Corp. remains with the hospital market. A complete and custom turn-key cleaning and disinfection program solution can be provided to each facility.

At the physical core of the Annihilyzer® System is PCT Corp.’s on-site generation equipment, housed in the Annihilyzer® Filling Station (the Hydrolyte® generating portion of the equipment), also containing the Company’s patented tracking system, managed disbursement and bottling system for fluid production, containerization and use. Spray bottles and other containers are labeled when filled or refilled with product identification and date of production using printed labels and radio-frequency identification (“RFID”) tags. Reading these labels and tags before use assures that the correct and “fresh” product is always being used. Each room is also given an RFID tag. By reading the RFID room tags with a mobile app in a Mobile Data Terminal (ruggedized smartphone), the system tracks what is cleaned and disinfected, when, with what product, and by whom. The station is Wi-Fi connected to smartphones, so it can receive and store all of the data collected. The data can be used to generate a complete record of all cleaning, disinfecting and sanitizing activity, including personnel time and task data – a cost saving convenience to management.

The Company created and offers a proprietary automated state-of-the-art Electrostatic Spray Cart for use in hospital (or hospitality-industry) settings, allowing for rapid disinfecting of rooms once a patient (guest) has vacated the room. This system is designed to reduce the turnover time required between patients/guests, potentially increasing revenue opportunities, and improving efficiency of hospital/hotel personnel. A smaller scaled model of the electrostatic spray cart is available to other industries, such as hotels, transportation, schools, and other businesses.

PCT Corp. deploys its on-site production equipment under service contracts, charging an installation and set-up fee followed by monthly contract fees (some pricing models may include, or may be based on, a price per gallon of product used), over a contract period of approximately 3 – 5 years. The equipment is deployed and maintained through PCT Corp.’s personnel at first, then through specially-trained distributors. The Company is exploring the use of licensed commercial services companies to provide the future on-site support, as required. The product generators and other components of the on-site systems are currently monitored remotely by a PCT Corp. equipment specialist(s), but we are considering contracting with a monitoring company that is highly experienced and provides round the clock expertise in remote monitoring and response systems. The precise nature of any functional problems that may occur with any of the system’s components are, in most cases, automatically communicated via the internet to the monitoring and control center of the equipment. Any problem is then resolved through a three-tiered problem response system: first by remote access to the computerized system controls, second by an on-site technician call, and third through a “rapid replacement” program. If problems are not resolved by the first or second tier responses, then PCT Corp. would overnight ship replacement parts or, if necessary, a complete station or system and have the defective unit returned for repair.

Agricultural Antimicrobial Pesticide

In the agricultural sector our microbicide is branded as “Hydrolyte® Green.” Our testing and field trials continue to indicate that it can provide pre-harvest disinfection and decontamination solutions for any number of field crops that are affected by various bacterial and fungal pathogens. Through USDA grants and multiple studies by universities around the world, hypochlorous acid solutions have been tested and proven effective in post-harvest applications to include sanitizing at point of harvest, point of packing, and points of sale.

While Hydrolyte Green® is effective in these post-harvest applications, the Company’s major objective is to deliver solutions for pre-harvest pathogen contaminations, where a multitude of microbial infestations of many crops still need effective solutions that will qualify for regulatory approvals necessary to bring the treatment solution into commercial use. PCT Corp.’s agricultural research program continued throughout 2019 and is intended to support a continuous rollout of scientifically tested and certified applications for the treatment and prevention of numerous specific microbial infestations of a wide variety of crops. This research activity is expected to capture the test data required for regulatory approvals, and market acceptance of, the specific uses for the specific crops. During 2018, we executed a distribution and license agreement with an agricultural chemical specialty company and are actively involved in additional field trials of Hydrolyte Green®. The US EPA product registration “system” has presented the Company with challenges that have yet to be overcome so that commercial entry in this industry may move forward. For this reason, PCT Corp.’s prior agricultural-focused distributor allowed its distribution and license agreement to lapse after October 1, 2019, having paid the Company $100,000 for the 1-year rights associated with the agreement.

While company management, technical staff and consultants are certain of the ability of Hydrolyte® to mitigate most microbes; further testing and documentation are required to determine optimal protocols for treatment, including application concentrations, volumes, and frequency, as well as optimal delivery techniques (which could be any or all of: root drenching, foliar spray or injection) needed to produce the most effective and least costly solutions to microbial infestations. It must also be demonstrated and certified by independent third-party testing that the treatment does no harm to the plants or the crops to be harvested and leaves no chemical residual inside the crop.

PCT Corp. undertook a long-term testing and field trial program with an independent agricultural pesticide research firm to determine the feasibility of pre-harvest use of Hydrolyte® to treat various microbial infestations in as many different crops as possible. The research in this field continues, to-date. Management has identified several microbial crop infestation problems for which safe and effective treatment solutions have yet to be found and for which there is preliminary evidence that a properly researched Hydrolyte® treatment protocol could provide such a solution. Management anticipates positive results from independent testing leading to the creation, over time, of multiple business opportunity targets on which to build a solid consistent, long-term revenue stream with solid growth potential for the foreseeable future.

Testing/Research: Five years ago (2015), an opportunity was identified for research into a possibly significant opportunity for commercialization of a formulation of the company’s Hydrolyte® product. A critical agricultural market was seeking solutions to eradicate a serious and threatening microbial infestation. The company’s management determined that our product’s microbicide capability could provide a readily deployable and effective solution to the problem. Three months (late 2015 and early 2016) were spent determining the research requirements, target-market requirements and the potential for successful commercialization in the identified market. Two seasoned professionals with the necessary expertise were brought on board, and the project was launched from the Company’s facility in Little River, South Carolina, during the fourth quarter of 2015.

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

The second field trial, for nine months during 2016, was extensive and involved a larger-scale operation over a greater length of time. Specific third-party reports to the company indicated “good to excellent control of the disease source, economically feasible, EPA registration possible” and a continuing very high field kill rate. Upon receiving these results, the Company began developing plans to make certain it will be prepared to “supply fluid product in commercial quantities.”

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

Although regulatory agency progress within this market was much slower than expected during 2019 due at least in part to financial constraints, the Company continues its field trials and compiling documented results.

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

We delivered a large volume order of Hydrolyte® to a distributor of oilfield chemicals for use by one of its customers during 2018 and have delivered, under a 2019 commercial collaboration agreement, additional Hydrolyte® large volume equipment to Meeker, Oklahoma. Collaboration in oilfield/gas industry testing, along with preliminary conversations and observations about the Cannabis market, regarding models of delivery of the fluids to the oil and gas market.

Marketing, Sales and Distribution of Hydrolyte®

Marketing and sales activities were nominal in the first half of 2019 while management focused on the final stage of product development, establishing supply chain agreements, and building sufficient physical production capacity to meet expected demand. Distributor and customer relationships were established through management’s existing contacts and provide a solid base of sales and revenue after the first half 2019 launch of this new and expanded stage of operations. Paradigm has agreements with distributors in the Northeast, in Florida and in Ohio with manufacturers’ representative firms. Management has additional distribution opportunities under development in multiple markets and intends to more fully expand the distribution network in 2020. Management, working with consultants well-known to management, intends to continue to seek and establish distributor and/or joint venture opportunities and agreements for the marketing and sales of PCT Corp.’s products and services.

While a major portion of the sales effort is expected to be provided directly by our internal sales team and distributors, PCT Corp. developed and put in place its own formal marketing program with expanded participation in industry trade shows, advertising in trade publications, internet marketing and sales support, along an impactful and credible company image, which integrates all products and technologies under one cohesive appearance. All marketing and branding material will incorporate a consistent look and will display prominent logo recognition.

A direct sales function with clinical expertise is expected to be established to support large customers and pursue promising joint venture opportunities. PCT Corp. expects to use its production, operations and research and development facility in Little River, South Carolina to display its products and technologies, while considering strategic assembly capabilities in other part of the United States. The Little River location provides a meeting and demonstration area where working models and simulations allow first-hand interaction and live demonstrations for interested parties. Little River hosts on-site visits for training, as well as allowing for research and development to freely occur in a controlled environment.

The Institutional program for PCT Corp.’s healthcare sales program began with agreements with prospective customers for pilot/demonstration installations at their facilities; those pilot installations were completed early in 2019 and the Company is venturing away from “trial” installation, and into long term agreements without a pre-test trial period. The sales pipeline for this market is filling up with qualified and seriously interested healthcare clients and we are gleaning solid information, becoming more adept at determining the length of time from inception-to-“contract” within this complex market.

Production, Assembly and Principal Suppliers

Hydrolyte® Generation and Equipment Production: PCT Corp. moved into its operations, research and development and production facility in Little River, South Carolina on December 15, 2016. The research, development and testing spaces were suitable and functional as already built. A new design and layout for a final systems assembly area and an expanded testing area was finalized in January 2018. During 2019, PCT Corp. fully designed and built the following Hydrolyte® generating systems in the Little River facility:

•	Annihilyzer Infection Control System – Hospital/Healthcare
•	Annihilyzer Infection Control System – Rack Model
•	Hydrolyte Generator – Large and Medium Volume
•	SurvivaLyte Manual Generator – Small Volume
•	Annihilyzer Hospital 360 Electrostatic SMART Spray Cart
•	School/Hospitality Industry and General Business Electrostatic 360 SMART Spray Cart

Annihilyzer® Systems Assembly: Annihilyzer generator systems are assembled and tested in Little River and the other outsourced components for the Annihilyzer® Infection Control Systems are shipped to Werks Manufacturing Inc., in Ft. Wayne, Indiana for final assembly of the Annihilyzer® Kiosk and Filling Station cabinet. The Kiosks, Filling Stations and the 360 Electrostatic Spray Carts are fabricated by Werks, where PCT LTD’s patented RFID technology is inserted, as well.

Competition

In all our target markets, PCT Corp. will compete directly with large firms selling competing, but toxic, traditional cleanser and disinfectant products that are manufactured off-site and shipped to customers or distributors. These competitors have longer operating histories, more experience, substantially greater financial and human resources, greater size, more substantial research and development and marketing operations, established distribution channels and are well positioned in the market to fight aggressively to defend their market share. However, the combined markets in which PCT Corp. is engaged are so massive that its competitive position as environmentally-responsible and, growing numbers of installations in various markets, combined with being less expensive, are allowing PCT Corp. to prosper. The Company’s on-site generation technology provides a substantial competitive advantage in addition to its unique properties.

There are a limited number of potential competitors providing some form of anolyte-based biocide. Based on management’s research these companies are largely in early operating stages, concentrated in local or regional markets and have no technology or pricing advantage. These include Aquaox, Ecologic Solutions, and MIOX Corporation.

In the institutional facilities and agricultural industries, PCT Corp. believes that its proprietary integrated technologies solutions in production, distribution, applications management and tracking will continue to provide a competitive advantage in direct competition. In the oil and gas industry Paradigm has demonstrated the effectiveness and efficiencies of its products and processes and commercial acceptance from its customers. It is well positioned with respect to other companies providing anolyte-based biocides.

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

The Company has developed proprietary know-how related to the reactor cells and generation systems that generate our Hydrolyte® and Catholyte products. Paradigm continues, through its research and development program, to perfect the production innovation, know-how, trade secrets and patentable innovations incorporated into the improved production, inventory management and reporting systems. Current focus is on customizing system and equipment design to suite the production parameters and conditions in various specific venues and applications, e.g., agricultural field setting vs. packing house or oil and gas field.

On April 12, 2018 the Company entered into an agreement to purchase the original US EPA Registration No. 83241-1 for EcaFlo® Anolyte. The Company paid a $5,000 deposit on the agreement with the remaining balance due in increments during the second quarter of 2018 to finalize the agreement. The Company continued to make installment payments to complete the purchase of this label and, during 2019, sold the rights to this registration to a third-party for a price that included the remaining portion of the registration that PCTL had not yet paid to the owner, thus completing the transaction and conveying the registration to the new owner.

Research and Development

PCT Corp.’s research and development costs for the years ended 2019 and 2018 were $6,149, and $14,000, respectively. During that period, PCTL continued ongoing research and development testing of the application of the Hydrolyte® technology in the oil and gas industry; as a biocide in institutional facilities, such as, hospitals, jails and medical facilities; and continued in trial tests in agriculture and food processing.

Management estimated that 2019 research and development expenditures would be approximately $250,000 to support on-going laboratory and field-trial work in the agricultural sector and continued generator and other equipment and systems engineering and testing for future products. During 2019, we spent significantly less than anticipated due to financial constraints and certain obstacles in the agricultural market. We expect to maintain a robust research and development program in agricultural, commercial and industrial opportunities and applications in the foreseeable future as we overcome certain regulatory obstacles.

In October 2015, Paradigm entered an agreement with Florida Pesticide Research, Inc. to conduct agricultural research intended to support an aggressive rollout of tested and certified applications for the treatment and prevention of numerous specific microbial infestations of a wide variety of crops. While company management, technical staff and consultants are confident of Hydrolyte® Green’s ability to kill many damaging microbe, further testing and testing validation is required to determine proper application concentrations, volumes, frequency and delivery techniques (which could be any or all of: root drenching, foliar spray or injection) needed to be most effective and least costly. It also must be demonstrated that the treatment does no harm to the plants or the product to be harvested and that no harmful residual remains in the crop because of the treatment. Management intends to maintain and expand the testing and demonstration program currently in place to other crops to target various additional crop infestation problems for the foreseeable future.

Government Regulations and Compliance with Environmental Laws

PCTL is not aware of any existing or probable government regulations that would negatively impact our operations, other than requiring additional time for protocol approval in the agricultural market. As a licensor of water treatment technology, the Company is not subject to government regulations for the removal of oils, solids and pathogens from water, other than normal safety standards and certifications (such as UL or CE) for goods that we manufacture for demonstrations and joint ventures, and our product lines. However, prospective customers are subject to local, state and federal laws and regulations governing water quality, environmental quality and pollution control. To date, compliance with government regulations has had no material effect on the company’s operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. The Company is unable to assess or predict at this time what effect additional regulations or legislation could have on its activities.

In addition, PCT Corp.’s prospective customers will be subject to the Clean Water Act which regulates the discharge of pollutants into streams and other waters of the U.S. (as defined in the statute) from a variety of sources. If wastewater or runoff from facilities or operations may be discharged into surface waters, the Clean Water Act requires that person to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. The federal government may delegate Clean Water Act authority to the states.

Employees

At the end of 2019, PCT Corp. had nine full-time employees, no part-time employees and four contract consultants who are engaged on a regular basis. Management confers with outside expert consultants, attorneys and accountants as necessary. The company anticipates engaging additional full-time employees in 2020. We anticipate that a portion of employee compensation likely would include direct stock grants, or the right to acquire stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to PCTL’s securities. The risks and uncertainties described below are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition, and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies. For purposes of this section, references to our business include the business of our wholly-owned subsidiary, PCT Corp. The risks discussed below are not presented in order of importance or probability of occurrence.

COVID-19

The current and potential effects of coronavirus may impact our business, results of operations and financial condition.

Actual or threatened epidemics, pandemics, outbreaks, or other public health crises could materially and adversely impact or disrupt our operations, adversely affect the local economies where we operate and negatively impact our customers’ spending in the impacted regions or depending upon the severity, globally, which could materially and adversely impact our business, results of operations and financial condition. Fore example, since December 2019, a strain of novel coronavirus (causing “COVD-19”) surfaced in China and has spread into the United States, Europe and most other countries of the world, resulting in certain supply chain disruptions, volatilities in the tock market, lower oil and other commodity prices due to diminished demand, massive unemployment, and lockdown on international travels, all of which has had an adverse impact on the global economy. There is significant uncertainty around the breadth and duration of the business disruptions related to COVID-19, as well as its impact on the U.S. economy. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could adversely affect our ability to adequately staff and manage our business. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain, rapidly changing and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions take to contain it or treat its impact.

Risks Related to Our Business

We have a history of losses and may never become profitable.

We have recorded net losses for the past two years and have significant accumulated deficits. We have relied upon loans and advances for operating capital. Total revenues will be insufficient to pay off existing debt and fund research and development.  We cannot assure you that we can identify suitable license or joint venture opportunities, or that any such agreements will be profitable. We may be required to rely on further debt financing, further loans from related parties, and private placements of our common and preferred stock for our additional cash needs. Such funding sources may not be available or the terms of such funding sources may not be acceptable to the Company.

Our inability to generate sufficient cash flows may result in us not being able to continue as a going concern.

Our overall cash position as of December 31, 2019 provides limited liquidity to fund day-to-day operations. The Company’s independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. We may need to seek additional financing or sell our assets to support our continued operations; however, there are no assurances that any such financing or asset sale can be obtained or achieved on commercially reasonable terms, if at all. In view of these conditions, our ability to continue as a going concern depends on our ability to generate sufficient cash flows from our new technology products or to obtain the necessary financing for operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the year ended December 31, 2019 do not include any adjustment to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue business operations. Any such adjustment could be material.

Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of December 31, 2019, our consolidated indebtedness was $2,482,743 (net of discounts), with approximately $826,957 due to related parties. Our indebtedness could have important consequences, including the following:

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

Further, a large amount of our current indebtedness is in default, which subjects us to potential litigation, increased fees and expenses, increased interest rates and other potential damages.

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

Despite the Company’s indebtedness levels, we are able to incur substantially more debt, including secured debt. This could further increase the risks associated with its leverage.

The Company may incur substantial additional indebtedness in the future. The terms of current debt agreements do not fully prohibit it from doing so. To the extent that the Company incurs additional indebtedness, the risks associated with its substantial indebtedness describe above, including its possible inability to service its debt, will increase.

A significant portion of our current debt is in default, which may subject us to litigation by the debt holders.

As of December 31, 2019, we only had cash and cash equivalents of $67,613 and had a significant amount of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, including increased interest rates, default fees and other financial penalties. As of the date of this Annual Report none of the lenders have pursued their legal remedies, although several lends have sent us demand letters. Management’s plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company. To date, the main source of funding has been through the issuance of convertible notes with provisions that allow the holder to convert the debt and accrued and unpaid interest at substantial discounts to the trading price of our common stock. The effect of the conversions in the year ended December 31, 2019 for the convertible notes has been to substantially dilute existing holders of common stock of our Company. However, there is no assurance that management will be successful in being able to continue to obtain additional funding or defend potential litigation by note holders.

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

Risks Related to PCTL’s Common Stock

We have been late in filing our SEC Reports several times over the last two years and may not be able to timely file our reports in the future.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, are required to file quarterly, annual and current reports, proxy statements and other information with the SEC. Over the last two years, we have been late in filing some of our quarterly reports and our annual report. There can be no assurance we will not become delinquent in our reporting requirements in the future, which may results in Rule 144 becoming unavailable for resales of our common stock or the SEC seeking to deregister our common stock from reporting under the 34 Act.

There is a limited trading market for our shares of common stock on the OTC Pink.  You may not be able to sell your shares of common stock if you need money.

Our common stock is traded on the OTC Pink, an inter-dealer automated quotation system for equity securities.  There has been limited trading activity in our common stock, and when it has traded, the price has fluctuated widely.  We consider our common stock to be “thinly traded” and any last reported sale prices might not be a true market-based valuation of the common stock.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

Since PCTL has been a shell company as defined in subparagraph (i) of Rule 144 any “restricted securities” issued by the Company, while we were a shell company, cannot be publicly sold for at least one year from September 2, 2016, the date we filed a Current Report on Form 8-K regarding Paradigm’s operations. In addition, we must have filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months.

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

Our Articles of incorporation authorizes the Board of Directors to issue up to 1,000,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, of which we have designated 1,000,000 shares as Series B and 5,500,000 shares of Series C.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment. Along these lines, at December 31, 2018 we had approximately 44.6 million shares of common stock outstanding and ended 2019 with approximately 498.9 million shares outstanding, an increase of 11.2 times. In addition, as of July 27, 2020 we had approximately 579.7 million shares outstanding.

Our Board of Directors has issued Series B Preferred Stock with voting terms that may not be beneficial to common stockholders and has the ability to affect adversely stockholder voting power and allows our current management to perpetuate their control over us.

Our Articles of Incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Along these lines, our Board of Directors authorized 1,000,000 shares of Series B Preferred Stock, which were issued to two members of our current management (Messrs. Grieco and Read). These shares have superior voting rights (500 to 1) over shares of our Common Stock. Further, our Board of Directors has the ability to fix and determine the relative rights and preferences of additional series of preferred stock. Our Board of Directors has the authority to issue additional series of preferred stock without further stockholder approval, including large blocks of preferred stock that would grant to the holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, superior voting or conversion rights and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

By issuing preferred stock, PCTL may be able to delay, defer or prevent a change of control.

PCTL is authorized to issue a total of 2,500,000 shares of “blank check” preferred stock and has issued: 500,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred Stock (which contain voting rights of 500-to-1) and 490,000 shares of Series C Preferred Stock. PCTL’s Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that PCTL’s Board of Director, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of PCTL’s common stock.

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

Our articles of incorporation authorize our board of directors to issue preferred stock and common stock without stockholder approval. If our board of directors’ elects to issue preferred stock, it could be more difficult for a third party to acquire control of us. In addition, provisions of the articles of incorporation and bylaws could also make it more difficult for a third party to acquire control of us.

There are limitations in connection with the availability of quotes and order information on the OTC Pink.

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

There are delays in order communication on the OTC Pink.

Electronic processing of orders is not available for securities traded on the OTC Pink and high order volume and communication risks may prevent or delay the execution of one’s OTC Pink trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our common stock. Heavy market volume may lead to a delay in the processing of OTC Pink security orders for shares of our common stock, due to the manual nature of the market. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

There is a risk of market fraud on the OTC Pink.

OTC Pink securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTCBB reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

There is a limitation in connection with the editing and canceling of orders on the OTC Pink.

Orders for OTC Pink securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Pink. Due to the manual order processing involved in handling OTC Pink trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one’s order. Consequently, one may not able to sell their shares of our common stock at the optimum trading prices.

Increased dealer compensation could adversely affect our stock price.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller  of shares of our common stock may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on the OTC Pink may not have a bid price for shares of our common stock on the OTC Pink.  Due to the foregoing, demand for shares of our common stock on the OTC Pink may be decreased or eliminated.

Additional Risks and Uncertainties

If any of the risks that we face actually occur, irrespective of whether those risks are described in this section or elsewhere in this report, our business, financial condition and operating results could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

On, November 20, 2016, PCT Corp. signed a 3-year lease for a 12,000 square foot facility in Little River, South Carolina, which became effective December 1, 2016. Since November 1, 2019, the Company leases the premises on a month to month basis. Monthly lease payments are $5,400 and are based upon a mutually accepted rent and expense schedule between the Company and the new property owners. The facility, in Strand Industrial Park at 4235 Commerce Street, houses operations, research and development, production, assembly and testing. All operations for PCTL and PCT Corp. are performed from the Little River, SC facility.

ITEM 3. LEGAL PROCEEDINGS

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, other than described below, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Property HVAC Dispute

On May 14, 2019, we settled a demand for the payment of $7,317 with an attorney representing a local heating, ventilation and air conditioning company that replaced an air conditioning unit in our leased building. We paid $1,000 of the bill for the replacement of an external HVAC, as mandated in our lease for the premises; the remaining portion of the outstanding invoice was due from our then Landlord, as per our lease agreement, and the $7,317 we paid to the attorneys was deducted from our rent due and paid to our previous Landlord.

Annihilare Litigation

On August 8, 2019, we received notice from Annihilare Medical Systems, Inc (“Annihilare”) that certain intellectual properties developed jointly between us and Annihilare were to be discontinued from use by us and our customers. We dispute the claims from Annihilare that the intellectual properties are exclusively Annihilare’s, and

In May of 2020, we filed a complaint in the United States District Court for the Western District of North Carolina (Charlotte Divisions – Civil Action No. 3:20-cv-00287), against Annihilare, Marion E. Paris, Jr. and Clay Parker Sipes. Seeking damages for:

1. Two counts of Patent infringement;

2. Trademark infringement;

3. Federal unfair competition, false designation of origin, and false and misleading description of representation;

4. Trademark dilution;

5. Federal cybersquatting;

6. Violation of Defend Trade Secrets Act;

7. Violation of North Carolina’ Trade Secrets Protection Act;

8. Violation of North Carolina and common law unfair competition

9. Breach of fiduciary duty;

10. Breach of duty of loyalty and faithless service;

11. Breach of consulting agreements;

12. Breach of employment agreements;

13. Tortious interference with prospective business relationships;

14. Unjust enrichment;

15. Conversion;

16. Civil conspiracy; and

17. Injunctive relief.

These claims arise from several consulting agreements and an acquisition agreements between us and the Defendants surrounding the purchase of Annihilyzer® Intellectual property by us and subsequent infringement of the intellectual properties. The case is currently ongoing.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 PCT LTD’s common stock is quoted on the OTC Pink market under the symbol “PCTL.” Our common stock has traded infrequently on the OTC Pink. Which limits our ability to locate accurate high and low bid prices for each quarter during the last two fiscal years. Therefore, the following table lists the available quotations for the high and low closing prices for fiscal 2019 and 2018 obtained through Yahoo! Finance. The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2018		2019
	HIGH	LOW	HIGH	LOW
1st Quarter	$0.60	$0.37	$0.23	$0.12
2nd Quarter	$0.75	$0.31	$0.20	$0.0050
3rd Quarter	$0.61	$0.29	$0.0408	$0.0020
4th Quarter	$0.43	$0.11	$0.0059	$0.0015

On July 27, 2020, the closing price of shares of common stock of the Company was $0.047.  However, we consider our common stock to be thinly traded and, as a result, any reported sales prices may not be a true market-based valuation of the common stock.

(b) Holders of Common Stock

We had 255 stockholders of record as of July 27, 2020 and 579,701,486 shares outstanding, which does not include 242,134,306 shares of common stock reserved against default on convertible debt. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

  Peak One Opportunity Fund Note Conversions

During the quarter ended December 31, 2019, the Company issued Peak One Opportunity Fund, LP shares of its common stock upon partial conversion of the promissory note dated February 14, 2019 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
10/3/2019	$7,000	$0.0011	6,363,636	$48,000
10/22/2019	$7,000	$0.0010	7,000,000	$41,000
11/6/2019	$11,000	$0.0009	12,941,176	$30,000
Total	$25,000		26,304,812

Power Up Lending Group Ltd Note Conversions

During the quarter ended December 31, 2019, the Company issued Power Up Lending Group LTD shares of its common stock upon partial conversion of the promissory note dated December 12, 2018 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
10/7/2019	$21,450 plus $3,780 in interest	$0.0020	12,615,000	$0.00

During the quarter ended December 31, 2019, the Company issued Power Up Lending Group LTD shares of its common stock upon partial conversion of the promissory note dated January 16, 2019 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
10/11/2019	$23,500	$0.0018	13,055,556	$26,000
10/15/2019	$22,500	$0.0015	15,000,000	$3,500
10/21/2019	$3,500 plus $1,980 in interest	$0.0012	4,566,667	$0.00
Total	$49,500		32,622,223

During the quarter ended December 31, 2019, the Company issued Power Up Lending Group LTD shares of its common stock upon partial conversion of the promissory note dated February 26, 2019 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
10/21/2019	$13,000	$0.0012	11,083,333	$66,200
10/22/2019	$18,900	$0.0012	15,750,000	$47,300
10/24/2019	$14,100	$0.0012	11,750,000	$33,200
10/28/2019	$18,900	$0.0012	15,750,000	$14,300
10/29/2019	$14,300 plus $3,180 in interest	$0.0012	14,566,667	$0.00
Total	$79,500		68,900,000

During the quarter ended December 31, 2019, the Company issued Power Up Lending Group LTD shares of its common stock upon partial conversion of the promissory note dated May 2, 2019 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
11/4/2019	$15,700	$0.0010	15,700,000	$41,300
11/5/2019	$15,600	$0.0010	15,600,000	$25,700
11/6/2019	$20,100	$0.0010	20,100,000	$5,600
11/8/2019	$5,600 plus $2,280 in interest	$0.0010	8,040,816	$0.00
Total	$57,000		59,440,816

Peak One Investments LLC Warrant Exercises

On October 7, 2019, the Company issued Peak One Investments LLC 6,399,302 shares of common stock upon the cashless exercise of 6,424,286 warrants.

On October 18, 2019, the Company issued Peak One Investments LLC 6,498,105 shares of common stock upon the cashless exercise of 6,528,571 warrants.

Other Issuances

On October 1, 2019, the Company issued 12,000,000 shares of restricted common stock to a consultant for public relations services to be performed through March 31, 2020.

During the quarter ended December 31, 2019, the Company issued Crown Bridge Partners, LLC shares of its common stock upon partial conversion of the promissory note dated November 28, 2018 as follows:

Date of Conversion	Principal Amount Converted	Conversion Price	Number of Shares Issued	Principal Balance Remaining
1/9/2020	$6,491 plus $500 in fees	$0.0006	11,750,000	$16,286
1/13/2020	$10,601 plus $3,007 of interest and fees	$0.0006	24,300,000	$5,685
Total	$17,093		36,050,000

Subsequent Issuances After Year-End

On January 2, 2020, the Company entered into a four-year employment agreement with Gary, J. Grieco, its President and CEO, whereby Mr. Grieco will receive $48,000 per year commencing April 1, 2020, and was issued 15,000,000 shares of the Company’s common stock for services. In addition, once monthly revenue exceeds monthly expenses the salary will be increased and Mr. Grieco will be issued an additional 10,000,000 shares of the Company’s common stock.

On February 7, 2020, the Company accepted a conversion of $220,000 of debt (two previous notes) into 220,000 restricted shares of the Company’s Preferred Series C shares.

On March 1, 2020, 375,000 restricted shares of the Company’s common stock vested for issuance to F. Jody Read, the Company’s current COO as per the employment contract of January 1, 2019.

From March 1, 2020 through March 30, 2020, the Company sold 270,000 Series C Convertible Preferred Shares to six accredited investors for a total of $270,000.

On March 9, 2020, the Company entered into an agreement to settle a $175,814 convertible note payable and $5,279 of interest accrued on the note through the issuance of 181,000 Shares of Series C Preferred Stock, valued at $181,000 and the payment of $93. On the same date, the Company entered into an agreement to settle a $39,053.58 convertible note payable for an additional 39,000 Shares of Series C Preferred Stock, valued at $39,000 and the payment of $53.58

 On April 1, 2020, the Company executed a note for $100,000 with a non-related party, which included the issuance of 250,000 restricted shares of the Company’s common stock.

On April 1, 2020, the Company issued Peak One Investments LLC 4,623,093 shares of common stock upon the cashless exercise of 4,640,371 warrants.

On April 21, 2020 the Company sold 1,000,000 restricted shares of common stock to an employee of the Company for $10,000.

On April 24, 2020 the Company sold 2,750,000 restricted shares of the Company’s common stock to an accredited investor for $110,000.

On May 5, 2020, the Company executed a consolidated note with a non-related party in the amount of $118,644, which included the issuance of 15,000,000 restricted shares of the Company’s common stock.

On May 8, 2020, the Company issued Peak One Investments LLC 4,623,093 shares of common stock upon the cashless exercise of 4,640,371 warrants.

On March 20, 2020 the Company issued 150,000 restricted shares of the Company’s common stock for services provided in March of 2020.

On July 6, 2020, the Company executed a consulting contract for one year of investor relations services for $3,000 per month and which includes the issuance of 1,000,000 restricted shares of the Company’s common stock.

All of the above-described issuances were exempt from registration pursuant to Section 4(a)(2) and/or Regulation D of the Securities Act as transactions not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on its behalf. All such securities issued pursuant to such exemptions are restricted securities as defined in Rule 144(a)(3) promulgated under the Securities Act, appropriate legends have been placed on the documents evidencing the securities and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Issuer Purchase of Securities

We did not repurchase any of our equity securities during the year ended December 31, 2019.

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

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations, recording annual net losses of $16,578,564 and $3,182,483 for the years ended December 31, 2019 and 2018.

PCT LTD remains dependent upon additional financing to continue operations. The Company intends to raise additional financing through private placements of its common/preferred stock and debt financing. We expect that we would issue such stock pursuant to exemptions to the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs, as discussed below, and the available exemptions to the registration requirements of the Securities Act of 1933. We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

The expected costs for the next twelve months include:

•	continuation of commercial launch of non-toxic sanitizing, disinfecting and sterilizing products and technologies with a strong emphasis on health care facilities, including hospitals, nursing homes, assisted living facilities, clinics and medical, dental and veterinarian offices;

•	continued research and development on product generation units including those designed for on-site deployment at customers’ facilities;

•	accelerated research and development and initial commercialization on applications of the products in the agricultural sector, most specifically with respect to abatement of a specific crop disease crisis caused by a bacterium in the U.S. and elsewhere;

•	acquiring available complementary technology rights;

•	payment of short-term debt;

•	hiring of additional personnel in 2020; and

•	general and administrative operating costs.

Management projects these costs to total approximately $2,700,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements. Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions, management believes that the Company expects to be covering its fixed operating expenses (“burn rate”) by the end of the third quarter of 2020.

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	Year ended December 31, 2019	Year ended December 31, 2018
Cash and cash equivalents	$67,613	$4,893
Total current assets	$224,738	$281,742
Total assets	$4,374,775	$4,846,988
Total liabilities	$14,290,486	$3,141,401
Accumulated deficit	$(26,505,567)	$(9,927,003)
Total stockholders’ equity (deficit)	$(10,134,356)	$1,705,587

The Company recorded a net loss of $16,578,564 and had a working capital deficit of $14,065,748 for the year ended December 31, 2019. We have recorded significant incremental increases in revenues from operations since inception and we are establishing ongoing source of revenue sufficient to cover our operating costs. During 2019 and 2018 the Company relied on raising equity capital and borrowing from stockholders and third parties to fund its ongoing day-to-day operations and its corporate overhead. As December 31, 2019 we had $67,613 in cash compared to $4,893 in cash at December 31, 2018. We had total liabilities of $14,290,486 at December 31, 2019 compared to $3,141,401 at December 31, 2018.

Total assets decreased by $472,213 to $4,374,775 at December 31, 2019 compared to $4,846,988 at December 31, 2018. This decrease is primarily from depreciation and amortization recorded on intangible assets and property and equipment during the year ended December 31, 2019 and a decrease in prepaid expenses. This was offset by increases in cash and accounts receivable.

Total liabilities increased by $11,149,085 to $14,290,486 at December 31, 2019 compared to $3,141,401 at December 31, 2018. This increase is primarily additions to convertible notes payable (net of discount) of approximately $633,819, derivative liabilities of $10,194,897 and to accrued expenses of approximately $527,668 related to accrued expenses of mostly interest during the year ended December 31, 2019.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $225,000 and to fund future research and development. We intend to rely on additional debt financing, loans from existing shareholders and private placements of common/preferred stock for additional funding; however, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act periodic reports. We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

The table below presents information regarding cash flows:

SUMMARY OF CASH FLOWS	Year ended December 31, 2019	Year ended December 31, 2018
Net cash used in operating activities	$(799,417)	$(836,702)
Net cash provided by (used in) investing activities	$103,807	$(226,443)
Net cash provided by operating activities	$758,330	$1,060,200
Net change in cash	$62,720	$(2,945)

Commitments and Obligations

At December 31, 2019 the Company recorded notes payable totaling approximately $2,482,743 (related, non-related and convertible, net of debt discount) compared to notes payable totaling $1,907,011 (related, non-related and convertible, net of debt discount) at December 31, 2018. These notes payable represent cash advances received and expenses paid from third parties and related parties. The notes carry interest from 0% to 150% and are due ranging from on demand to February 14, 2022.

Paradigm was committed to one lease for office and production space during 2019, located in Little River, South Carolina, having moved all office operations from Lenexa, Kansas on December 31, 2017. The South Carolina lease amount was $4,800 per month, through November 30, 2019 at which time a new owner purchased the building and the Company went on a month-to-month rental basis.

Results of Operations

SUMMARY OF OPERATIONS	Year ended December 31,
	2019	2018
Revenues	$708,405	$266,122
Total operating expenses	$2,390,341	$2,934,065
Total other expenses	$14,896,628	$514,540
Net loss	$16,578,564	$3,182,483
Basic and diluted loss per share	$(0.09)	$(0.07)

     Revenues increased to $708,405 for the year ended December 31, 2019 compared to $266,122 for the year ended December 31, 2018. The revenue increases for 2019 were due to the increased volume of fluids sold, the sale of fluid producing equipment, licensing revenue from EPA sub registration, and placing equipment under the Company’s 2- and 3-year Systems Service Agreements during the year.

Total operating expenses decreased to $2,390,341 for the 2019 year compared to $2,934,065 for the 2018 year. The total operating expense decrease for 2019 was due to a decrease in general and administrative expenses and a reduction in other operating activities due to limited availability of cash, and was somewhat offset by an increase in cost of sales. Cost of sales increased as a result of increased sales in 2019 over 2018.

General and administrative expenses decreased to $1,922,941 for the 2019 year compared to $2,509,924 for the 2018 year. The decrease in general and administrative expense for 2019 was mainly due to a decrease in stock-based compensation expenses incurred to consultants.

Research and development expenses decreased to $6,149 for the 2019 year compared to $14,000 for the 2018 year. Research and development expenses were expected to be higher in 2019, but due to difficulties in financing such research and development, we did, in fact, decrease our research and development expense during the year.

Depreciation and amortization expenses increased to $338,028 for the 2019 year compared to $336,708 for the 2018 year. Depreciation and amortization expenses increased in 2019 due to placing equipment into service during the year and amortization of new intangible assets.

Total other income (expenses) increased to $14,896,628 for the 2019 year compared to $514,540 for the 2018 year. The overall increase was mainly from an increase in loss on fair value of derivative liability of $12,689,225. Interest expense increased by $1,834,483 and loss on settlement of debt increased by 67,703 in 2019 as there was an increase in notes payable outstanding accruing interest during 2019. These increases were offset by gain on sale of intangibles of $52,498 and a gain on fair value of preferred series A stock liability of $156,825.

As a result of the changes described above, the net loss increased to $16,578,564 for the 2019 year compared to $3,182,483 for the 2018 year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PCT LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PCT LTD:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PCT LTD (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Salt Lake City, UT

July 31, 2020

PCT LTD

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,613	$4,893
Accounts receivable, net	111,915	49,140
Inventory	—	7,105
Prepaid expenses	43,100	218,494
Other current assets	2,110	2,110
Total current assets	224,738	281,742

PROPERTY AND EQUIPMENT
Property and equipment, net	440,109	499,972

OTHER ASSETS
Intangible assets, net	3,704,429	4,059,775
Deposits	5,499	5,499
Total other assets	3,709,928	4,065,274

TOTAL ASSETS	$4,374,775	$4,846,988

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$315,228	$350,593
Accrued expenses – related parties	84,538	54,033
Accrued expenses	890,104	362,436
Current portion of notes payable – related parties, net	826,957	93,000
Current portion of notes payable, net	468,153	399,664
Current portion of convertible notes payable, net	1,187,633	161,280
Derivative liability	10,517,873	322,976
Preferred series A stock liability	—	144,352
Total current liabilities	14,290,486	1,888,334

LONG-TERM LIABILITIES
Notes payable – related parties, net of current portion and discounts	—	733,826
Notes payable, net of current portion and discounts	—	126,707
Convertible notes payable, net of current portion and discounts	—	392,534
TOTAL LIABILITIES	14,290,486	3,141,401

MEZZANINE EQUITY
Preferred stock series A, $0.001 par value; 1,000,000 authorized; 500,000 and 600,000 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	60,398	—
Preferred stock series B, $0.001 par value; 1,000,000 authorized; 1,000,000 and nil issued and outstanding at December 31, 2019 and December 31, 2018, respectively	158,247	—
TOTAL MEZZANINE EQUITY	218,645	—

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock series C, $0.001 par value; 5,500,000 authorized; nil issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 1,000,000,000 authorized; 498,880,300 and 44,559,238 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	498,881	44,560
Additional paid-in-capital	15,872,330	11,588,030
Accumulated deficit	(26,505,567)	(9,927,003)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(10,134,356)	1,705,587

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,374,775	$4,846,988

The accompanying notes are an integral part of these consolidated financial statements.

PCT LTD

Consolidated Statements of Operations

	For the year ended December 31,
	2019	2018
REVENUES
Product	$301,162	$131,006
Licensing	111,000	39,000
Equipment leases	296,243	96,116
Total revenue	708,405	266,122

OPERATING EXPENSES
General and administrative	1,922,941	2,509,924
Research and development	6,149	14,000
Costs of product, licensing and equipment leases	123,223	73,433
Depreciation and amortization	338,028	336,708
Total operating expenses	2,390,341	2,934,065

Loss from operations	(1,681,936)	(2,667,943)

OTHER INCOME (EXPENSE)
Interest expense	(2,041,695)	(207,212)
Loss on change in fair value of derivative liability	(12,912,201)	(222,976)
Gain (loss) on change in fair value of preferred series A stock liability	72,473	(84,352)
Gain on sale of intangible assets	52,498	—
Loss on settlement of debt	(67,703)	—
Total other income (expense)	(14,896,628)	(514,540)

Loss before income taxes	(16,578,564)	(3,182,483)

Income taxes	—	—

NET LOSS	$(16,578,564)	$(3,182,483)

Basic and diluted net loss per share	$(0.09)	$(0.07)

Basic and diluted weighted average shares outstanding	189,765,526	43,513,512

The accompanying notes are an integral part of these consolidated financial statements.

PCT LTD

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2017	41,179,238	41,180	$10,001,323	$(6,744,520)	$3,297,983
Common stock issued for cash	230,000	230	114,770	—	115,000
Common stock issued for services	3,150,000	3,150	1,396,850	—	1,400,000
Beneficial conversion features	—	—	75,087	—	75,087
Net loss	—	—	—	(3,182,483)	(3,182,483)
Balance – December 31, 2018	44,559,238	$44,560	$11,588,030	$(9,927,003)	$1,705,587
Common stock issued for services	13,575,000	13,575	213,353	—	226,928
Common stock issued in settlement of debt	5,383,810	5,384	800,012	—	805,396
Common stock issued from exercise of warrants	24,928,288	24,928	258,678	—	283,606
Common stock issued in conversion of convertible notes payable	410,433,964	410,434	3,012,257	—	3,422,691
Net loss	—	—	—	(16,578,564)	(16,578,564)
Balance – December 31, 2019	498,880,300	$498,881	$15,872,330	$(26,505,567)	(10,134,356)

The accompanying notes are an integral part of these consolidated financial statements.

PCT LTD

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(16,578,564)	$(3,182,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	338,028	336,708
Amortization of debt discount	752,231	62,681
Amortization of right-of-use asset	43,330	—
Bad debt expense	16,250	3,000
Common stock issued for services	226,928	1,182,875
Loss on change in fair value of derivative liability	12,912,201	222,976
Gain on change in fair value of preferred series A stock liability	(72,473)	84,352
Series B preferred stock issued for services	158,247	—
Loss on settlement of debt	67,703	—
Gain on sale of intangible assets	(52,498)	—
Default penalties on convertible notes	660,485	—
Impairment loss	—	26,550
Changes in operating assets and liabilities:
Accounts receivable	(161,385)	(39,503)
Inventory	26,510	15,220
Prepaid expenses	175,394	5,841
Operating lease liability	(43,330)	—
Accounts payable	22,148	215,980
Accrued expenses – related party	30,505	183,724
Accrued expenses	678,873	45,377
Net cash used in operating activities	(799,417)	(836,702)

Cash Flows from Investing Activities
Proceeds from sale of intangible assets	111,323	—
Purchase of property and equipment	(2,516)	(181,443)
Purchase of intangible assets	(5,000)	(45,000)
Net cash provided by (used in) investing activities	103,807	(226,443)

Cash Flows from Financing Activities
Proceeds from notes payable – related parties	17,544	124,000
Proceeds from notes payable	374,300	356,200
Proceeds from convertible notes payable	577,750	510,000
Proceeds from preferred stock subscriptions	—	60,000
Proceeds from common stock issued	—	115,000
Repayment of notes payable – related parties	(30,544)	(17,000)
Repayment of notes payable	(89,720)	(20,000)
Repayment of convertible notes payable	(91,000)	(68,000)
Net cash provided by financing activities	758,330	1,060,200

Net change in cash	62,720	(2,945)
Cash and cash equivalents at beginning of period	4,893	7,838
Cash and cash equivalents at end of period	$67,613	$4,893

Supplemental Cash Flow Information
Cash paid for interest	$41,013	$55,608
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Original debt discount against notes payable	$86,016	$20,000
Original debt discount against notes payable – related parties	$—	$13,464
Original debt discount against convertible notes	$616,125	$202,0870
Modification of notes payable	$20,590	$245,000
Modification of notes payable – related parties	$—	$727,000
Common stock issued in conversion of convertible notes payable	$3,706,298	$—
Accounts receivable netted against notes payable	$28,090	$—
Initial operating lease right-of-use asset and liability	$43,330	$—
Preferred series A stock reclassification from liability to mezzanine equity	$60,398	$—
Extinguishment of notes payable	$216,410	$250,000
Common stock issued for prepaid expenses	$—	$1,400,000
Property plant and equipment transferred to inventory	$19,405	$—

The accompanying notes are an integral part of these consolidated financial statements.

PCT LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PCT LTD (formerly Bingham Canyon Corporation, (the “Company,” “PCT Ltd,” or “Bingham”), a Delaware corporation, was formed on February 27, 1986. The Company changed its domicile to Nevada on August 26, 1998. The Company acquires, develops and provides sustainable, environmentally safe disinfecting, cleaning and tracking technologies. The Company specializes in providing cleaning, sanitizing, and disinfectant fluid solutions and fluid-generating equipment that creates environmentally safe solutions for global sustainability.

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

Principles of Consolidation

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

Cash and Cash Equivalents

Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash of $67,613 and $4,893 as of December 31, 2019 and December 31, 2018, respectively, represents cash on deposit in various bank accounts. There were no cash equivalents as of December 31, 2019 and December 31, 2018.

Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

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

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019, consisted of the following:

	Total fair value at December 31, 2019 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	10,517,873	—	—	10,517,873
Total	10,517,873	—	—	10,517,873

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018, consisted of the following:

	Total fair value at December 31, 2018 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Preferred series A stock liability (1)	144,352	—	—	144,352
Derivative liability (1)	322,976	—	—	322,976
Total	467,328	—	—	467,328

(1) The Company has estimated the fair value of these liabilities using the Binomial Model.

Derivative and Preferred Series A Stock Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2019, and December 31, 2018, the Company had a $10,517,873 and $322,976 derivative liability, respectively and preferred series A stock liabilities of $0 and $144,352, respectively.

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

Sequencing Policy

Under ASC 815-40-35, the Company has adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

Accounts Receivable

Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. The Company provided allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable is periodically evaluated for collectability bases on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the Company provided an allowance for doubtful accounts of $16,250 and $Nil at December 31, 2019 and December 31, 2018, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method. We record the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. As of December 31, 2019 and December 31, 2018, the inventory consisted of parts for equipment sold as replacement parts to existing customers or sold to new customers. The Company has recorded a reserve allowance of $0 and $0 as of December 31, 2019 and December 31, 2018, respectively. The Company has determined that some of the supplies inventory is necessary to be placed into service, after assembly into equipment to be used in product manufacturing and classified as Machinery and Equipment. The balance at December 31, 2019 and December 31, 2018 of such supplies and equipment not yet placed in service amounted to $321,565 and $369,754, respectively.

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

Impairment of Long-lived Assets

The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the fair value. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the long-lived assets as determined by projected discounted net future cash flows. The recorded impairment expense was $Nil for the year ended December 31, 2019.

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

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases” (Topic 842) ("ASC 842"), which requires lessees to recognize right-of-use ("ROU") assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. We adopted ASC 842 on January 1, 2019 using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach did not require any transition accounting for leases that expired before the earliest comparative period presented. The adoption of this standard resulted in the recording of ROU assets and lease liabilities for our lease agreements with original terms of greater than one year. Upon implementation, the Company recognized an initial operating lease right-of-use asset of $43,330 and operating lease liability of $43,330. Due to the simplistic nature of the Company's leases, no retained earnings adjustment was required. See Note 5 for further details.

Revenue Recognition

On May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principal is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company recognizes revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied.

The Company has the following three revenue streams:

1) Product sales (equipment and/or fluid solutions): Contracts for product sales consist of invoices specify the transaction price. The only performance commitment is the provision of products and the transaction price is allocated to the products specified on the invoice. The Company recognizes revenue from the sale of products when the performance obligation is satisfied by transferring control of the product to a customer.

2) Licensing: The Company licenses a contract-based use of the Company’s US EPA Product Registration, returning revenue in licensing fees and/or royalties from minimum or actual fluid sales. The Contract specifies the term, fees and or royalty. Performance obligations include the provision of a sub registration to use the US EPA Product Registration and or the provision of a license to use the product for a period of time. The Company allocates the transaction price based on the relative standalone selling price of each performance obligation. The Company’s licenses provide a right to use and create performance obligations satisfied at a point in time. The Company recognizes revenue from licenses when the performance obligation is satisfied through the transfer of the license. For licenses that include royalties the Company will recognize royalty revenue as the underlying sales or usages occur, as long as this approach does not result in the acceleration of revenue ahead of the entity’s performance.

3) Equipment leases: Contracts for equipment leases are systems service agreements, usually 3-year contracts for the provision of the Company’s equipment and service of such, under contract to customers, with renewable terms. The performance obligation consists of the provision of with leased equipment The Company recognizes revenue from the leasing of equipment as the entity provides the equipment and the customer simultaneously receives and consumes the benefits through the use of the equipment. This revenue generating activity would meet the criteria for a performance obligation satisfied over time. As a result, the Company recognizes revenue over time by using the output method, as the Company can measure progress of the performance obligation using the time elapsed under each obligation.

The Company has disclosed disaggregated revenue via revenue stream on the face of the statement of operations. The Company did not have any contract assets or liabilities at December 31, 2019.

Stock-Based Compensation

The Company recognizes all share-based payments to employees and directors, including grants of stock options, warrants and common stock awards in the consolidated statement of operations and comprehensive loss as an operating expense based on their fair values as established at the grant date. Equity instruments issued to non-employees include common stock awards or warrants to purchase shares of our common stock. These common stock awards or warrants are either fully-vested and exercisable at the date of grant or vest over a certain period during which services are provided. The Company expenses the fair market value of fully vested awards at the time of grant, and of unvested awards over the period in which the related services are received. In accordance with Accounting Standards Update 2018-07, unvested awards are no longer remeasured to fair value until vesting and rather the fair value is established at the grant date consistent with the treatment of employee director awards.

The Company computes the estimated fair values of stock options and warrants using the Black-Scholes option pricing model or a Monte Carlo valuation model. Market price at the date of grant is used to calculate the fair value of restricted stock units and common stock awards.

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures except for market-based warrants which are expensed based on the grant date fair value regardless of whether the award vests. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes

Deferred income taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences, which are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of December 31, 2019, there were outstanding common share equivalents (options, warrants, convertible debt and preferred series A stock) which amounted to 1,697,208,559 shares of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

On January 1, 2019, the Company adopted the new accounting standard ASU 2016-02, “Leases” (“ASU 2016-02”), and associated ASUs related to ASU 842, Leases as discussed in the Leases accounting policy description.

On January 1, 2019, the Company adopted the new accounting standard ASU 2018-07, “Compensation - Stock Compensation” (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting (“ASU 2018-07”) as discussed in the Stock-based compensation accounting policy description.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13 (“ASU 2018-13”), Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements relating to fair value measurements as outlined in Topic 820, Fair Value Measurement. ASU 2018-13 is applicable to all entities that are required, under GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments outlined in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures upon issuance of ASU 2018-13. The Company does not expect the adoption of ASU 2018-13 to have a material effect on the consolidated financial statements.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has an accumulated deficit of $26,505,567 and has negative cash flows from operations. As of December 31, 2019, the Company had a working capital deficit of $14,065,748. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Machinery and leased equipment	$151,719	$138,209
Machinery and equipment not yet in service	321,565	369,754
Office equipment and furniture	20,064	20,064
Website	2,760	2,760

Total property and equipment	$496,108	$530,787
Less: Accumulated Depreciation	(55,999)	(30,815)

Property and equipment, net	$440,109	$499,972

Depreciation expense was $25,184 and $26,376 for the year ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2018, the Company recognized an impairment charge of $26,550.

On July 30, 2019, the Company transferred $17,876 of equipment not yet in service and offset accounts receivable of $23,209 in exchange for $13,939 and the settlement of accounts payable and accrued liabilities of $43,767. As result the Company recorded a gain on the settlement of debt of $16,706.

NOTE 4. INTANGIBLE ASSETS

Intangible assets at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Patents	$4,505,489	$4,514,989
Technology rights	200,000	235,500
Intangible, at cost	$4,705,489	$4,750,489
Less: Accumulated amortization	(1,001,060)	(690,714)
Net Carrying Amount	$3,704,429	$4,059,775

Amortization expense was $312,844 for the year ended December 31, 2019, of which $18,693 relates to patents and $294,151 relates to technology rights. No impairment was recognized during the years ended December 31, 2019 and 2018.

Estimated Future Amortization Expense:

$
For year ending December 31, 2020	303,578
For year ending December 31, 2021	302,003
For year ending December 31, 2022	302,003
For year ending December 31, 2023	302,003
For year ending December 31, 2024	302,003
Thereafter	2,192,839
Total	$3,704,429

On May 10, 2019, the Company sold intangible assets with a carrying value of $47,502 for $111,323 of cash and the settlement of $33,677 of liabilities owed to the buyer.  The Company recorded a gain on sales of intangible assets of $52,498.

NOTE 5 – LEASES

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which introduced a lessee model that requires the majority of leases to be recognized on the balance sheet. On January 1, 2019, the Company adopted the ASU using the modified retrospective transition approach and elected the transition option to recognize the adjustment in the period of adoption rather than in the earliest period presented. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $43,330 and $43,330, respectively, as of January 1, 2019. Leases with an initial term of 12 months or less are not recorded on the balance sheet. As of December 31, 2019, the Company did not have any leases with terms greater than 12 months.

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

The Company’s lease expired during the year ended December 31, 2019 and the Company did not have any ROU assets or liabilities as of December 31, 2019. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the year ended December 31, 2019, the Company recognized operating lease expense of $52,800. Operating lease costs are included within selling, administrative and other expenses on the consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities were $52,800 for the year ended December 31, 2019. During the year ended December 31, 2019, the Company reduced its ROU liabilities by $43,330 from cash paid. The Company’s weighted average discount rate is 41%.

NOTE 6. Notes Payable

The following tables summarize notes payable as of December 31, 2019 and December 31, 2018:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at December 31, 2019	Balance at December 31, 2018
Note Payable (aa)	$150,000	5/18/2016	06/01/2019	19%	$-	$150,000
Note Payable **	$25,000	5/8/2017	06/30/2018	0%	$27,500	$27,500
Note Payable	$130,000	6/20/2018	01/02/2020	8%	$130,000	$130,000
Note Payable (a)	$126,964	6/20/2018	01/02/2020	6%	$-	$126,964
Note Payable (b)	$26,500	6/26/2018	10/01/2019	10%	$-	$26,500
Note Payable (l)	$60,000	10/31/2018	12/30/2018	8%	$-	$60,000
Note Payable **	$8,700	11/15/2018	06/30/2019	10%	$8,700	$8,700
Note Payable (c)	$52,063	04/08/2019	04/08/2020	40%	$-	$-
Note Payable (d)	$40,000	06/20/2019	12/31/2019	8%	$-	$-
Note Payable (e)	$6,741	06/21/2019	04/08/2020	32%	$-	$-
Note Payable (d)	$90,596	09/15/2019	03/16/2020	8%	$90,596	$-
Note Payable (f)	$50,000	10/03/2019	04/03/2020	12%	$37,500	$-
Note Payable (g)	$17,500	11/12/2019	11/12/2020	8%	$17,500	$-
Note Payable (h)	$12,250	12/12/2019	12/05/2020	42%	$-	$-
Note Payable (i)	$83,400	12/20/2019	06/19/2020	150%	$80,192	$-
Note Payable (j)	$148,362	12/20/2019	11/27/2020	80%	$145,404	$-
Subtotal					$537,392	$529,664
Debt discount					$(69,239)	$(3,293)
Balance, net					$468,153	$526,371
Less current portion					$(468,153)	$(399,664)
Total long-term					$-	$126,707

** Currently in default

a)	On January 28, 2019, the Company agreed to convert $131,327 of principal and interest of its note payable with a non-related party into 987,421 shares of the Company’s common stock. The Company recorded a loss on settlement of debt of $38,319 equal to the difference between the fair value of the common shares of $177,736 and the carrying value of the note and interest.

b)	On February 1, 2019, the Company modified note by extending the maturity date to October 1, 2019. Further, the Company and the lender agreed that the customer’s minimum monthly royalty payments of $1,500 would be applied to reduce the principal and interest of the note. Total accounts receivable from the noteholder of $28,090 was applied to the note during the year ended December 31, 2019.

c)	On April 8, 2019, the Company entered into a promissory bank loan with a non-related party for $52,063 of which $9,563 was the loan fee or original issue discount resulting in cash proceeds to the Company of $42,500. The note is due on April 8, 2020 and results in an annual percentage rate of 40%. The note was repaid during the year ended December 31, 2019.

d)	On June 20, 2019 the Company entered into a promissory note with a non-related party for $40,000. The note is due December 31, 2019, is unsecured and bears an interest rate of 8% per annum. On September 15, 2019, the Company received an additional $50,000 from the lender and issued a new promissory note for $90,596 which was equal to the original $40,000 note, $596 of accrued interest and the additional $50,000 advanced. The promissory note is due March 16, 2020, is unsecured and bears an interest rate of 8% per annum.

e)	On June 21, 2019, the Company entered into a promissory bank loan with a non-related party for $6,741 of which $641 was the loan fee or original issue discount resulting in cash proceeds to the Company of $6,100. The note is due on April 8, 2020 and results in an annual percentage rate of 32%. The note was repaid during the year ended December 31, 2019.

f)	On October 3, 2019, the Company entered into a promissory note with a non-related party for $50,000. The note is due on April 3, 2020 and bears interest at a rate of 12%. On October 9, 2019, the Company had repaid $12,500 of the loan.

g)	On November 12, 2019, the Company entered into a promissory note with a non-related party for $17,500. The note is due November 12, 2020, is unsecured and bears an interest rate of 8% per annum.

h)	On December 12, 2019, the Company entered into a loan with a non-related party for $12,250 of which $2,250 was the loan fee or original issue discount resulting in cash proceeds to the Company of $10,000. The note was repaid during the year ended December 31, 2019.

i)	On December 20, 2019, the Company sold future receivables of $83,400 in consideration for $58,200. The advance is to be repaid through $3,208 weekly payments. In connection with the advance, the Company granted the lender a security interest in all accounts, equipment, intangibles and inventory.

j)	On December 20, 2019, the Company sold future receivables of $148,362 in consideration for $100,000. The advance is to be repaid through $2,958 weekly payments.

The following table summarizes notes payable, related parties as of December 31, 2019 and December 31, 2018:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at December 31, 2019	Balance at December 31, 2018
Note Payable, RP **	$30,000	04/10/2018	01/15/2019	3%	$30,000	$30,000
Note Payable, RP	$380,000	06/20/2018	01/02/2020	8%	$380,000	$380,000
Note Payable, RP	$350,000	06/20/2018	01/02/2020	5%	$325,000	$350,000
Note Payable, RP	$17,000	06/20/2018	01/02/2020	5%	$17,000	$17,000
Note Payable, RP **	$50,000	07/27/2018	11/30/2018	8%	$50,000	$50,000
Note Payable, RP	$5,000	10/09/2018	Demand	0%	$5,000	$5,000
Note Payable, RP	$5,000	10/19/2018	Demand	0%	$5,000	$5,000
Note Payable, RP	$3,000	10/24/2018	Demand	0%	$-	$3,000
Note Payable, RP	$2,544	01/03/2019	06/30/2019	3%	$-	$-
Note Payable, RP (k)	$15,000	08/16/2019	02/16/2020	8%	$15,000	$-
Subtotal					$827,000	$840,000
Debt discount					$(43)	$(13,174)
Balance, net					$826,957	$826,826
Less current portion					$(826,957)	$(93,000)
Total long-term					$-	$733,826

** Currently in default

k)	On August 16, 2019, the Company entered into a promissory note with a Director and former CEO of the Company for $15,000. The note is due February 16, 2020, is unsecured and bears an interest rate of 8% per annum.

The following table summarizes convertible notes payable as of December 31, 2019 and December 31, 2018:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at December 31, 2019	Balance at December 31, 2018
Convertible Note Payable (l)	$450,000	03/28/2018	03/31/2021	8%	$-	$450,000
Convertible Note Payable (m)	$38,000	07/30/2018	07/25/2019	12%	$-	$38,000
Convertible Note Payable (m)	$53,000	08/29/2018	08/27/2019	12%	$-	$53,000
Convertible Note Payable (n) * **	$50,000	12/06/2018	12/06/2019	12%	$22,777	$50,000
Convertible Note Payable (o) * **	$65,000	12/06/2018	12/06/2019	12%	$46	$65,000
Convertible Note Payable (p)	$63,000	12/12/2018	12/05/2019	22%	$-	$63,000
Convertible Note Payable (l)	$539,936	01/15/2019	01/15/2022	8%	$-	$-
Convertible Note Payable (q)	$33,000	01/16/2019	01/15/2020	12%	$-	$-
Convertible Note Payable (r) * **	$100,000	01/18/2019	01/16/2020	8%	$95,492	$-
Convertible Note Payable (s) * **	$60,000	01/29/2019	01/22/2020	8%	$266,050	$-
Convertible Note Payable (t) * **	$50,000	02/01/2019	10/22/2019	24%	$154,330	$-
Convertible Note Payable (u) * **	$60,000	02/21/2019	02/14/2022	0%	$74,000	$-
Convertible Note Payable (v) * **	$55,125	02/21/2019	02/20/2020	12%	$42,125	$-
Convertible Note Payable (w)	$53,000	02/26/2019	02/20/2020	12%	$-	$-
Convertible Note Payable (x) * **	$5,000	03/18/2019	12/13/2019	24%	$232,814	$-
Convertible Note Payable (y)	$38,000	05/02/2019	04/29/2020	12%	$-	$-
Convertible Note Payable (z) * **	$26,000	09/16/2019	09/11/2022	0%	$26,000	$-
Convertible Note Payable (aa)	$175,814	09/27/2019	09/25/2020	8%	$175,814	$-
Convertible Note Payable (bb)	$53,000	10/08/2019	10/07/2020	12%	$53,000	$-
Convertible Note Payable (cc)	$50,000	10/31/2019	10/29/2020	12%	$50,000	$-
Subtotal					$1,192,448	$719,000
Debt discount					$(4,815)	$(165,186)
Balance, net					$1,187,633	$553,814
Less current portion					$(1,187,633)	$(161,280)
Total long-term					$-	$392,534
* Embedded conversion feature accounted for as a derivative liability at period end ** Currently in default
l)	On January 15, 2019, the Company executed a new, consolidated convertible note with a non-related party by extinguishing the March 28, 2018 convertible note in the amount of $450,000 with interest due of $28,898 and a $60,000 term note, dated October 31, 2018 with interest due of $1,038. The new convertible note is in the amount of $539,936, is due on or before January 15, 2022, has an 8% per annum interest rate and may be converted into shares of the Company’s common stock at $0.20 per share. The new note incorporates an anti-dilution feature if the Company issues more than 60,000,000 shares of its common stock. The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15 “Derivatives and Hedging”. The initial fair value of the conversion feature was $292,651. The Company recorded a loss on extinguishment of debt of $350,117 equal to the initial fair value of derivative liability on the new note and the previous unamortized debt discount balance of one the old notes.

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

m)	During the period, this note was paid off, resulting a pre-payment penalty of 37%.

n)	During the year ended December 31, 2019, the Company defaulted on the note, resulting in a default penalty of $15,000 added to the principal of the note. During the year ended December 31, 2019, $42,223 of principal and $2,500 of interest of the convertible note payable was converted into 76,154,631 shares of the Company’s common stock.

o)	During the year ended December 31, 2019, principal of $64,954 and interest of $7,000 was converted into 78,030,000 shares of the Company’s common stock.

p)	On June 10, 2019, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $142,265 and resulted in a discount to the note payable of $60,000 and an initial derivative expense of $82,265. On June 19, 2019, the Company defaulted on the note, resulting in a default penalty of $32,650 added to the principal of the note and the remaining discount was accelerated and recognized to interest expense. During the year ended December 31, 2019, principal of $95,650 and $3,780 of interest of the convertible note payable was converted into 31,174,816 shares of the Company’s common stock.

q)	On January 16, 2019, the Company entered into a convertible promissory with a non-related party for $33,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $30,000. The note is due on January 15, 2020 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. On June 19, 2019, the Company defaulted on the note, resulting in the note becoming immediately convertible and a default penalty of $16,500 added to the principal of the note.

On June 19, 2019, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $116,540 and resulted in a discount to the note payable of $30,000 and an initial derivative expense of $86,540. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense. During the year ended December 31, 2019, $49,500 of principal and $1,980 of interest of the convertible note payable was converted into 32,622,223 shares of the Company’s common stock.

r)	On January 18, 2019, the Company entered into a convertible promissory note with a non-related party for $100,000 of which $5,000 was an original issue discount and $5,000 was paid directly to third parties resulting in cash proceeds to the Company of $90,000. The note is due on January 16, 2020 and bears interest on the unpaid principal balance at a rate of 8% per annum. Stringent pre-payment terms apply (from 10% to 30%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 24% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 64% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date.

On July 17, 2019, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $239,668 and resulted in a discount to the note payable of $90,000 and an initial derivative expense of $149,668. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense. During the year ended December 31, 2019, $4,508 of principal and $179 of interest was converted into 5,207,600 shares of the Company’s common stock. There also was an unfulfilled conversion during the period due to lack of authorized shares, further triggering default and penalties were assessed in the amount of $65,500 recorded in accrued interest.

s)	On January 29, 2019, the Company entered into a convertible promissory note with a non-related party for $60,000 of which $3,000 was an original issue discount and $8,000 was paid directly to third parties resulting in cash proceeds to the Company of $49,000. The note is due on January 22, 2020 and bears interest on the unpaid principal balance at a rate of 8% per annum. Stringent pre-payment terms apply (from 10% to 30%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 18% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to the lower of 64% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date or $0.12.

On July 28, 2019, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $640,053 and resulted in a discount to the note payable of $49,000 and an initial derivative expense of $591,053. During the year ended December 31, 2019, the Company defaulted on the note, resulting in a default penalty of $214,690 added to the principal of the note. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense. During the year ended December 31, 2019, $8,640 of the convertible note payable was converted into 7,500,000 shares of the Company’s common stock. There also was an unfulfilled conversion during the period due to lack of authorized shares, further triggering default and penalties were assessed in the amount of $294,000 recorded in accrued interest.

t)	On February 1, 2019, the Company entered into a convertible promissory note with a non-related party for $50,000 of which $5,000 was an original issue discount resulting in cash proceeds to the Company of $45,000. The note is due on October 22, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum and a default interest rate of 24% per annum. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal 50% of the lowest trading price during the 20-trading day period prior to the conversion date. As the closing sales price fell below $0.03, an additional 15% discount was attributed to the conversion price. During the year ended December 31, 2019, the Company defaulted on the note, resulting in a default penalty of $106,526 added to the principal of the note.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $158,142 and resulted in a discount to the note payable of $50,000 and an initial derivative expense of $113,142. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense. During the year ended December 31, 2019, $2,196 of the principal and $953 of interest was converted into 4,999,000 shares of the Company’s common stock. There also was an unfulfilled conversion during the period due to lack of authorized shares, further triggering default and penalties were assessed in the amount of $36,250 recorded in accrued interest.

u)	On February 21, 2019, the Company entered into a convertible promissory note with a non-related party for $60,000 of which $5,000 was an original issue discount and $8,000 was paid directly to third parties resulting in cash proceeds to the Company of $47,000. The Company also issued a warrant with a term of five years to purchase up to 300,000 shares of common stock of the Company at an exercise price of $0.20 per share and subject to adjustment for dilutive issuances and cashless exercise. The note is due on February 14, 2022 and bears interest on the unpaid principal balance at a rate of 0% per annum. Stringent pre-payment terms apply (from 10% to 40%, dependent upon the timeframe of repayment during the note’s term) and in the event of default an additional 40% of the principal and interest balance shall be owed. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to the lower of 60% of the lowest trading price during the 20-trading day period prior to the conversion date or $0.12. If at any time the closing sales price falls below $0.01, then an additional 10% discount will be attributed to the conversion price. During the year ended December 31, 2019, the Company defaulted on the note, resulting in a default penalty of $44,000 added to the principal of the note.

The embedded conversion option and warrant qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature of $124,796 and the warrant of $51,856 resulted in a discount to the note payable of $60,000 and an initial derivative expense of $129,652. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense. During the year ended December 31, 2019, $30,000 of principal was converted into 31,860,367 shares of the Company’s common stock.

v)	On February 21, 2019, the Company entered into a convertible promissory note with a non-related party for $55,125 of which $2,500 was an original issue discount and $2,625 was paid directly to third parties resulting in cash proceeds to the Company of $50,000. The note is due on February 20, 2020 and bears interest on the unpaid principal balance at a rate of 8% per annum. Stringent pre-payment terms apply (from 10% to 30%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 24% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 64% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date.

On August 20, 2019, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $172,120 and resulted in a discount to the note payable of $50,000 and an initial derivative expense of $122,120. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense. During the year ended December 31, 2019, $13,000 of principal was converted into 3,054,511 shares of the Company’s common stock.

w)	On February 26, 2019, the Company entered into a convertible promissory with a non-related for $53,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $50,000. The note is due on February 20, 2020 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. On June 19, 2019, the Company defaulted on the note, resulting in the note becoming immediately convertible and a default penalty of $26,500 added to the principal of the note.

On June 19, 2019, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $187,924 and resulted in a discount to the note payable of $50,000 and an initial derivative expense of $137,924. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense. During the year ended December 31, 2019, $79,500 of principal and $3,180 of interest was converted into 68,900,000 shares of the Company’s common stock.

x)	On March 18, 2019, the Company entered into a convertible promissory note with a non-related party for $75,000 of which $10,250 was an original issue discount resulting in cash proceeds to the Company of $64,750. The Company also issued a warrant with a term of five years to purchase up to 187,500 shares of common stock of the Company at an exercise price of $0.20 per share and subject to adjustment for dilutive issuances and cashless exercise. The note is due on December 13, 2019 and bears interest on the unpaid principal balance at a rate of 12% per annum and a default interest rate of 24% per annum. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to 50% of the lowest trading price during the 25-trading day period prior to the conversion date. During the year ended December 31, 2019, the Company defaulted on the note, resulting in a default penalty of $185,618 added to the principal of the note.

The embedded conversion option and warrant qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature of $139,196 and the warrant of $25,401 resulted in a discount to the note payable of $75,000 and an initial derivative expense of $99,847. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense. During the year ended December 31, 2019, $27,804 of principal and $5,287 of interest was converted into 11,490,000 shares of the Company’s common stock.

y)	On May 2, 2019, the Company entered into a convertible promissory with a non-related party for $38,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $35,000. The note is due on April 29, 2020 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 12% to 37%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. On June 19, 2019, the Company defaulted on the note, resulting in the note becoming immediately convertible and a default penalty of $19,000 added to the principal of the note.

On June 19, 2019, the embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $135,455 and resulted in a discount to the note payable of $35,000 and an initial derivative expense of $100,455. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense. During the year ended December 31, 2019, $57,000 of principal and $2,280 of interest was converted into 59,440,816 shares of the Company’s common stock.

z)	On September 16, 2019, the Company entered into a convertible promissory note with a non-related party for $26,000 of which $6,000 was an original issue discount resulting in cash proceeds to the Company of $20,000. The note is due on September 11, 2022 and bears interest on the unpaid principal balance at a rate of 0% per annum and a default interest rate of 0% per annum. The Company also issued a warrant with a term of five years to purchase up to 300,000 shares of common stock of the Company at an exercise price of $0.10 per share and subject to adjustment for dilutive issuances and cashless exercise. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal 60% of the lowest trading price during the 20-trading day period prior to the conversion date. As the closing sales price fell below $0.01, an additional 10% discount was attributed to the conversion price.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $58,453 and warrants $2,768 resulted in a discount to the note payable of $20,000 and an initial derivative expense of $41,221. Due to the note being in default, the remaining discount was accelerated and recognized to interest expense.

aa)	During the year ended December 31, 2019, the $150,000 note and $25,814 of accrued interest was repaid by a cosigner to the loan. On September 27, 2019, the Company entered into a convertible promissory note with the non-related party for $175,814 in consideration for repaying the note. The note is due on September 25, 2020 and bears interest on the unpaid principal balance at a rate of 8% per annum and a default interest rate of 8% per annum. The Note will be repaid in cash or by conversion to common shares at a mutually acceptable rate not less than the market price of the Company’s common stock.

bb)	On October 8, 2019, the Company entered into a convertible promissory with a non-related party for $53,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $50,000. The note is due on October 7, 2020 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of December 31, 2019.

cc)	On October 31, 2019, the Company entered into a convertible promissory with a non-related party for $50,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $47,000. The note is due on October 29, 2020 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of December 31, 2019.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	December 31, 2019	December 31, 2018

Balance at the beginning of period	$322,976	$—
Original discount limited to proceeds of notes	540,750	100,000
Fair value of derivative liabilities in excess of notes proceeds received	1,653,887	247,033
Settlement of derivative instruments	(3,258,054)	—
Change in fair value of embedded conversion option	11,258,314	(24,057)
Balance at the end of the period	$10,517,873	$322,976

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	128-394%	1.60-2.51%	0%	0.49-5.01
At December 31, 2019	180-360%	1.558-1.66%	0%	0.40-4.20

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

The Company was unable to issue the subscriber the preferred shares until the Company filed a Certificate of Designation and the Preferred Series “A” stock had been duly validly authorized. As the Company had not filed the Certificate of Designation, and as the Company could not issue the preferred shares to settle the proceeds received, it was determined the subscriptions were settleable in cash. As a result, the Company classified the subscriptions received as a liability in accordance with ASC 480 “Distinguishing Liabilities from Equity”. The fair value of the liability of the preferred series A stock at December 31, 2018 was $144,352. The Company recorded a loss on initial fair value of $90,283 and a gain on the change in fair value of the preferred stock of $5,931.

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

NOTE 8 - STOCKHOLDERS’ DEFICIT

Preferred Stock

Series A Preferred Shares

Effective March 23, 2018, the Company amended the articles of incorporation and authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share; of which 1,000,000 shares were designated as Series A Convertible Preferred Stock as of December 31, 2019. The preferred stock may be issued from time to time by the board of directors as shares of one or more classes or series.

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

As of December 31, 2019, there were 500,000 shares of Series A Convertible Preferred Stock issued and outstanding.

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

Dividends

None.

Preference of Liquidation

None

Upon designation, the Company issued 500,000 shares of the Series B preferred stock to each of its CEO and President (1,000,000 shares in total) pursuant to their employment agreements. As the Series B Preferred Shares represent share-based payments that are not classified as liabilities but that could require the employer to redeem the equity instruments for cash or other assets the Company classified the initial redemption amount of the shares of $158,247 as temporary equity or “mezzanine”.

As of December 31, 2019, there were 1,000,000 shares of Series B Preferred Stock issued and outstanding.

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

At December 31, 2019, there were no Series C Preferred Shares issued or outstanding.

Common Stock

Effective March 23, 2018, the Company amended the articles of incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 100,000,000 to 300,000,000 shares. Effective October 4, 2019, the Company amended the articles of incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 300,000,000 to 1,000,000,000 shares. The number of shares outstanding of the registrant’s common stock as of December 31, 2019 was 498,880,300.

On January 1, 2019, the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The terms of the contract call for an annual salary of $90,000 for the first year, effective March 1, 2019 and increasing to $120,000 once the Company’s revenue exceeds monthly expenses, then incrementally over time and with certain operational results, up to $200,000/year. The salary may be paid, at the employee’s discretion, either in cash or in common stock. A $1,000 per month allowance will be granted to the executive for housing near the Company’s South Carolina facility. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020; 375,000 shares on March 1, 2021 and the final 375,000 shares on March 1, 2022. On January 1, 2019 the fair value of the restricted stock award totaled $240,000 which will be expensed over vesting period. As of December 31, 2019, 375,000 shares were issued and the Company had recognized $116,728 of expense.

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

On March 29, 2019, the Company executed a settlement agreement with a contractual consultant, UCAP Partners, LLC for the settlement of $25,000 owed to the contractor for the provision of services as related to the March 15, 2018 agreement between UCAP and us. The settlement terms include acknowledgement that the Company owes UCAP $25,000 as payment for said services; that UCAP purchased and fully paid for Series A Preferred Stock and Warrants from the Company on December 3, 2018 (100,000 Preferred Series A Shares and 100,000 warrants to purchase common shares at $0.10/share); the settlement is outlined as follows: the Company shall issue 164,000 shares of its common stock as payment in full for the services rendered on the consulting contract; the Company shall accept UCAP’s conversion and exercise of the purchased 100,000 Preferred Series A shares into 100,000 shares of the Company’s common stock and the Company shall accept the cashless conversion of UCAP’s 100,000 warrant into 34,400 shares of the Company’s restricted common stock; and, as inducement for and consideration for the settlement of the Company’s debt to UCAP, the Company agrees to grant 500,000 additional shares of the Company’s restricted stock. As a result of this transaction, 798,400 shares of Company’s common stock were issued and a $55,830 loss on settlement of debt was recognized.

On March 27, 2019, the Company agreed to convert $548,686 of principal ($539,936) and interest ($8,750) of the convertible note payable described in Note 6(l) into 3,597,989 shares of the Company’s common stock. The Company recorded a gain on settlement of debt of $359,857 equal to the difference between both the fair value of the common shares of $523,867 and the fair value of the conversion feature at conversion of $335,038 compared to the carrying value of the note and interest.

During the year ended December 31, 2019, the Company issued a total of 76,154,631 shares of the Company’s common stock upon the conversion of $42,223 of principal and $2,500 of interest pursuant to the convertible note payable described in Note 6(n).

During the year ended December 31, 2019, the Company issued a total of 78,030,000 shares of the Company’s common stock upon the conversion of $64,954 of principal and $7,000 of interest pursuant to the convertible note payable described in Note 6(o).

During the year ended December 31, 2019, the Company issued a total of 31,174,816 shares of the Company’s common stock upon the conversion of $95,650 of principal and $3,780 of interest of the convertible note payable pursuant to the convertible note payable described in Note 6(p).

During the year ended December 31, 2019, the Company issued a total of 32,622,223 shares of the Company’s common stock upon the conversion of $49,500 of principal and $1,980 of interest of the convertible note payable and $179 of accrued interest pursuant to the convertible note payable described in Note 6(q).

During the year ended December 31, 2019, the Company issued a total of 5,207,600 shares of the Company’s common stock upon the conversion of $4,508 of principal and $179 of interest pursuant to the convertible note payable described in Note 6(r).

During the year ended December 31, 2019, the Company issued a total of 7,500,000 shares of the Company’s common stock upon the conversion of $8,640 pursuant to the convertible note payable described in Note 6(s).

During the year ended December 31, 2019, the Company issued a total of 4,999,000 shares of the Company’s common stock upon the conversion of $2,196 of principal and $953 of interest pursuant to the convertible note payable described in Note 6(t).

During the year ended December 31, 2019, the Company issued a total of 31,860,367 shares of the Company’s common stock upon the conversion of $30,000 of principal pursuant to the convertible note payable described in Note 6(u).

During the year ended December 31, 2019, the Company issued a total of 3,054,511 shares of the Company’s common stock upon the conversion of $13,000 of principal pursuant to the convertible note payable described in Note 6(v).

During the year ended December 31, 2019, the Company issued a total of 68,900,000 shares of the Company’s common stock upon the conversion of $79,500 of principal and $3,180 pursuant to the convertible note payable described in Note 6(w).

During the year ended December 31, 2019, the Company issued a total of 11,490,000 shares of the Company’s common stock upon the conversion of $27,804 of principal and $5,287 of interest pursuant to the convertible note payable described in Note 6(x).

During the year ended December 31, 2019, the Company issued a total of 59,440,816 shares of the Company’s common stock upon the conversion of $57,000 of principal and $2,280 of interest pursuant to the convertible note payable described in Note 6(y).

During the year ended December 31, 2019, the Company issued 24,928,288 shares of common stock upon the cashless exercise of 18,585,714 warrants.

On August 1, 2019, the Company entered into a consulting agreement for investor relations services through December 31, 2019. The agreement called for 1,000,000 restricted shares of common stock to be issued to the consultant. As of December 31, 2019, the Company recorded the fair value of the shares of $15,000 for the consulting expense related to the consulting services provided.

On October 1, 2019, the Company entered into a consulting agreement for investor relations services through March 31, 2020. The agreement called for a cash payment of $25,000 and 12,000,000 restricted shares of common stock to be issued to the consultant. As of December 31, 2019, the Company recorded the fair value of the shares of $61,200 for the consulting expense related to the consulting services provided. At December 31, 2019, $30,600 was recorded as prepaid expenses.

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

NOTE 9 – STOCK OPTIONS

The Company did not grant any stock options during the year ended December 31, 2018 or the year ended December 31, 2019.

Below is a table summarizing the options issued and outstanding as of December 31, 2019:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2018	2,287,500	0.34
Granted	—	—
Expired	(2,087,500)	0.18
Settled	—	—
Balance, December 31, 2019	200,000	2.00

As at December 31, 2019, the following share stock options were outstanding:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
01/26/2017	200,000	200,000	2.00	2.07	01/26/2022	400,000
	200,000	200,000				$400,000

The weighted average exercise prices are $2.00 for the options outstanding and exercisable, respectively. The intrinsic value of stock options outstanding at December 31, 2019 was $Nil.

NOTE 10 – WARRANTS

As described in Note 6, from February 14 through September 11, 2019, the Company issued 487,500 warrants subject to an exercise price of $0.00035 per share for 5 years and 300,000 warrants subject to an exercise price of $0.0288 per share for 5 years. If the Company issues any common stock or common stock equivalents at an effective price per share less than the warrant’s exercise price the exercise price of the warrants will be reduced to the lower price. In addition, the number of common shares issuable upon conversion of the warrants is increased so that the number of shares issuable multiplied by the exercise price equals the aggregate exercise price of the warrants immediately prior to the exercise reduction. During period, convertible notes were exercised at a price less than the original exercise price of these warrants, resulting in an adjustment to the number of warrants and exercise price.

The Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible instruments. The initial fair value of the warrants issued during the period was calculated using the Binomial Model as described in Note 7.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2018	650,000	0.09233
Adjustment to warrants outstanding	431,007,738	0.00041
Granted	787,500	0.00131
Settled	(18,628,986)	0.00088
Balance, December 31, 2019	413,816,252	0.00053

As at December 31, 2019, the following share purchase warrants were outstanding:

Date	Number	Number	Exercise		Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $		Life (Years)	Date	Exercised
11/28/2018	142,857,143*	142,857,143*	0.00035	*	1.91	11/28/2021	$50,000
12/3/2018	500,000	500,000	0.10		3.93	12/3/2023	50,000
2/14/2019	152,899,585*	152,899,585*	0.00035	*	4.13	2/14/2024	53,515
3/13/2019	107,142,857*	107,142,857*	0.00035	*	4.20	3/13/2024	37,500
9/11/2019	10,416,667*	10,416,667*	0.00288	*	4.70	9/11/2024	30,000
	413,816,252	413,816,252					$221,015

*The number of warrants outstanding and exercisable is variable based on adjustments to the exercise price of the warrant due to dilutive issuances.

The intrinsic value of warrants outstanding at December 31, 2019 was $2,556,872.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has agreements with related parties for consulting services, accrued rent, accrued interest, notes payable and stock options. See Notes to Financial Statements numbers 6, 8, 9 and 12 for more details.

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

On December 3, 2018, the Company engaged a consultant for services related to business development in the healthcare market. The contract was in place through June 3, 2019 and the consultant received 100,000 restricted shares of the Company’s common stock for the services.

On August 1, 2019, the Company entered into a consulting agreement for investor relations services through December 31, 2019. The agreement called for 1,000,000 restricted shares of common stock to be issued to the consultant. As of December 31, 2019, the Company recorded the fair value of the shares of $15,000 for the consulting expense related to the consulting services provided.

On October 1, 2019, the Company entered into a consulting agreement for investor relations services through March 31, 2020. The agreement called for a cash payment of $25,000 and 12,000,000 restricted shares of common stock to be issued to the consultant. As of December 31, 2019, the Company recorded the fair value of the shares of $61,200 for the consulting expense related to the consulting services provided. At December 31, 2019, $30,600 was recorded as prepaid expenses.

In addition to contracts for service, the Company also regularly uses the professional services of securities attorneys, a US EPA specialist, professional accountants and other public-company specialists.

Employment Agreements –

On September 1, 2017, the Company entered into a five-year employment agreement with Marion E. Paris, Jr. to be the Vice President for Business Development and Director of Intellectual Properties for Paradigm. Under the terms of the employment agreement, Mr. Paris is to be paid an annual base salary of $90,000 and other benefits, including four weeks paid vacation. On July 30, 2019, the Company accepted the resignation of Marty Paris as part of a settlement agreement by which PCT Corp. settled an invoice payable to Annihilare (“AMS”).

On January 1, 2019, the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The terms of the contract call for an annual salary of $90,000 for the first year, effective March 1, 2019 and increasing to $120,000 once the Company’s revenue exceeds monthly expenses, then incrementally over time and with certain operation results, up to $200,000/year. The salary may be paid, at the employee’s discretion, either in cash or in common stock. A $1,000 per month allowance will be granted to the executive for housing near the Company’s South Carolina facility. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020, 375,000 shares on March 1, 2021 and the final 375,000 shares on March 1, 2022. On August 12, 2019, the Company amended the Employment Contract with F. Jody Read, CEO, whereby 500,000 Preferred Series B shares were issued to Read. All other terms of the January 1, 2019 employment agreement remain in effect. On October 4, 2019, F. Jody Read resigned from the position of CEO and moved back into the role of COO.

On August 12, 2019, the Company entered into a four-year employment agreement with Gary J. Grieco, its President, whereby Mr. Grieco will continue to receive $24,000 per year for services to Company as its President and whereby 500,000 Preferred Series B shares were issued to Grieco. The employment agreement begins on August 12, 2019, is automatically renewable for two years unless terminated earlier as per the terms of the agreement. Gary Grieco entered the role of CEO of the Company upon F. Jody Read’s resignation on October 4, 2019 and entered into a four-year employment agreement with the Company on January 1, 2020. Mr. Grieco’s salary increased to $48,000 per year, beginning on April 1, 2020 and the Company issued 15,000,000 fully-paid an non-assessable shares of the Company’s common shares; upon obtaining profitability, the Company will issue and additional 10,000,000 restricted shares of its common stock, as fully paid and non-assessable, as bonus compensation in lieu of cash payment.

Other Obligations and Commitments –

On April 12, 2018, the Company entered into a Purchase agreement with a third party to purchase its exclusive rights to US EPA Product Registration No. 83241-1 for a fixed fee. The Company paid $5,000 on execution of the agreement and has continued to make periodic installment payments for the purchase of this Registration, finalizing the transaction by executing the sale of the registration during 2019.

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

NOTE 13 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2019 and 2018 respectively.  The Company was subject to United States federal and state income taxes at an approximate rate of 21% for the year ended December 31, 2019.

The components of the net deferred tax asset as of December 31, 2019, and 2018:

For the year ended December 31,	2019	2018
Net operating loss carry forwards	$6,089,157	$2,607,659
Stock/options issued for services	(370,925)	(323,275)
Stock/option issued for acquisitions	(106,856)	(106,856)
Loss on settlement of debt	(14,220)	—
Contributed services	(77,997)	(77,997)
Depreciation and Amortization	(246,353)	(175,363)
Meals & Entertainment	(1,809)	(1,809)
Loss on change in fair value of conversion features	(2,758,381)	(46,820)
Accretion of discount on convertible note	(170,340)	(12,640)
Loss on preferred share liability	(2,490)	(17,710)
Valuation allowance	$(2,339,786)	$(1,845,189)
Net deferred tax asset	$—	$—

Federal and state net operating loss carry forwards at December 31, 2019 were $8,897,092. The net operating loss carry forwards expire between 2033 and 2039.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2019 and 2018, respectively:

For the Years Ended December 31,	2019	2018
Book income (loss) from operations	$(3,481,498)	$(668,321)
Stock/options issued for services	47,650	248,400
Depreciation & Amortization	70,990	70,710
Meals & Entertainment	—	1,550
Loss on settlement of debt	14,220	—
Loss on change in fair value of conversion feature	2,711,560	46,820
Accretion of discount on convertible note	157,700	12,640
Preferred share liability loss	(15,220)	17,710
Change in valuation allowance	494,598	270,491
Provision for Income Taxes	$—	$—

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2019, and 2018, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2019 and 2018 relating to unrecognized benefits.

The tax years 2019 and 2018 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 14. SUBSEQUENT EVENTS

On January 1, 2020, the Company entered into a four-year employment agreement with Gary J. Grieco, its President and CEO, whereby Mr. Grieco will receive $48,000 per year commencing April 1, 2020, and receive 15,000,000 shares of the Company’s common stock for services to the Company as its President and CEO. In addition, once monthly revenue exceeds monthly expenses the salary will be increased and Mr. Grieco will be issued an additional 10,000,000 shares of the Company’s common stock. The employment agreement begins on January 1, 2020, and is automatically renewable for two years unless terminated earlier as per the terms of the agreement.

On January 8, 2020, the Company sold future receivables of $87,540 in consideration for $60,000. The advance is to be repaid through $3,651 weekly payments. The Company paid $3,625 of finance fees and includes default fees of up to $2,500 and a default rate of interest of 9%. In connection with the advance, the Company granted the lender a security interest in all accounts, equipment, intangibles and inventory. As of the date of filing, the Company had received advances of $15,575.

From January 9, 2020 through January 13, 2020, the Company issued a total of 36,050,000 shares of common stock upon the conversion of $17,093 of principal, $3,507 of interest and of fees pursuant to the convertible notes payable described in Note 6(n).

On February 7, 2020, the Company agreed to settle $39,054 of principal and accrued interest outstanding on the note described in Note 6(f) through the issuance of 39,000 Shares of Series C Preferred Stock and the payment of $54.

On February 7, 2020, the Company entered into an agreement to settle the $175,814 convertible note payable described in Note 6(aa) and $5,279 of interest accrued on the note through the issuance of 181,000 Shares of Series C Preferred Stock and the payment of $93.

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

On February 18, 2020, the Company received an additional tranche of $8,888 pursuant to the convertible note described in Note 6(n). The additional tranche consisted of a $888 original issue discount resulting in cash proceeds to the Company of $8,000.

On March 5, 2020, the Company received an additional tranche of $30,000 pursuant to the convertible note described in Note 6(n). The additional tranche consisted of a $3,000 original issue discount resulting in cash proceeds to the Company of $27,000.

On March 20, 2020, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide investor relations services for a period of six months. To date the Company had issued the consultant 150,000 shares of common stock for services received.

On March 9, 2020, the Company entered into a convertible promissory with a non-related party for $45,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $42,000. The note is due on March 2, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date.

On March 9, 2020, the Company entered into a promissory note with a non-related party for $20,000. The note is due May 28, 2020, is unsecured and bears an interest rate of 8% per annum.

From March 1, 2020 through March 30, 2020, the Company sold 270,000 Series C Convertible Preferred Shares for $270,000.

On April 1, 2020, the Company issued a promissory note for $100,000. The note bears interest at $2,500 per month is repayable in four monthly $27,500 payments commencing May 1, 2020. The Company issued the lender 250,000 shares of the Company’s common stock as consideration for the loan.

On April 2, 2020, the Company entered into a settlement agreement to settle the $60,000 and $26,000 convertible notes described in Notes 6(u) and (z). The Company agreed to pay $100,000 to settle the principal and accrued interest and penalties relating to the two convertible notes.

On April 10, 2020, the Company entered into a convertible promissory note with a non-related party for $150,000 of which $18,000 was an original issue discount resulting in cash proceeds to the Company of $132,000. The note is due on April 9, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum and any part of the note which is not paid when due shall bear interest at the rate of 12% per annum from the due date until paid. The Note may be converted by the Lender at any time into shares of Company’s common stock at a conversion price equal to 65% of the lowest trading price during the 25-trading day period prior to the conversion date.

On April 16, 2020, the Company entered into a convertible promissory with a non-related party for $128,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $125,000. The note is due on March 2, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date.

On April 21, 2020, the Company issued 1,000,000 shares of common stock to an employee of the Company for cash proceeds of $10,000.

On April 24, 2020, the Company issued 2,750,000 shares of common stock for cash proceeds of $110,000.

On May 5, 2020, the Company consolidated this note with the two notes described in Notes 6(d) and (g) into a new note with a principal amount of $118,644 and a maturity date of May 5, 2021. The note beards interest at 8% per annum and in connection with the consolidation the Company issued the lender 15,000,000 shares of the Company’s common stock.

From April 1, 2020 through May 8, 2020, the Company issued 9,246,186 shares of common stock upon the cashless exercise of 9,280,742 warrants.

On May 11, 2020, the Company entered into a settlement agreement to settle the $60,000 convertible notes described in Note 6(s). The Company agreed to pay $100,000 to settle the principal and accrued interest and penalties relating the convertible note.

On May 12, 2020, the Company entered into a convertible promissory with a non-related party for $83,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $42,000. The note is due on November 8, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date.

On July 6, 2020, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide investor relations services for a period of one year in consideration for $3,000 per month and the issuance of 1,000,000 common shares of the Company.

On July 7, 2020, the Company entered into a promissory note with a non-related party for $150,000. The note is due October 5, 2020, is unsecured and bears an interest rate of 10% per annum.

On July 15, 2020, the Company entered into a promissory note with a non-related party for $119,200. The note is repayable in $7,450 weekly payments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Schedule 14C filed March 26, 2019, PCT LTD (formerly known as Bingham Canyon Corporation) ratified the engagement of Sadler, Gibb & Associates, LLC, Certified Public Accountants, as our independent registered public accounting firm for the audit period ending on December 31, 2019.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our President as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President concluded that as of December 31, 2019, our disclosure controls and procedures were not effective due to the shortcomings described below.

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

For the year ended December 31, 2019, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework (2013),” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, our President has determined that our internal control over financial reporting for the year ended December 31, 2019, was not effective.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position(s) Held	Class of Director	Director Term
Gary J. Grieco	78	Class I Director and CEO/President	Class I	Three Years (expiring at the 2020 annual meeting).
Gregory W. Albers	69	Class II Director and Secretary/Treasurer	Class II	Two Years (expiring at the 2021 annual meeting).
Paul Branagan	75	Class II Director	Class II	Two Years (expiring at the 2021 annual meeting).
Francis J. Read	53	Class III Director and COO	Class III	One Year (expiring at the 2020 annual meeting).
William E. Prince	68	Class III Director	Class III	One Year (expiring at the 2020 annual meeting).
Marion Sofield	59	CFO		N/A

Gary J. Grieco -- Mr. Grieco was appointed to serve as a Director and as President of PCTL on August 10, 2016 and currently serves as CEO/President. He currently serves as a Class I Director for PCTL and Paradigm and from June 2014 to the present he has served as the President of Paradigm and has served as Secretary of that company since June 2012. He also served as Paradigm’s Chief Financial Officer from June 2012 to June 2014. His responsibilities have included sales, marketing and testing of the Paradigm technologies and seeking additional technology for the company to license. He supervises four employees and two outside consultants. In addition, for the past 25 years he has served as President of 3GC, Ltd. He attended the University of Buffalo and studied securities analysis at the New York Institute of Finance and New York University.

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

Paul Branagan – was appointed as a director of the Company on March 23, 2018. From 1993 to the present Mr. Branagan has been the President and Senior Scientist of Branagan & Associates, Inc. Mr. Branagan is a physicist with over 40 years of experience in a variety of technical ventures ranging from nuclear weapons development, improving and monitoring civil structural and construction activities to enhanced energy development for the oil and gas industry. Most of his efforts involved large scale commercialization and Research & Development (R&D) in advanced technical projects. Mr. Branagan has authored and co-authored numerous papers, articles and presentations covering a broad range of technical accomplishments. Many involved topical oil and gas R&D activities and their ultimate commercialization. In addition to being a Distinguished Lecturer he has also served on a numerous symposium committees charged with reviewing, editing and selecting the most advanced and topical technical articles for presentation. Mr. Branagan graduated from the University of Las Vegas Nevada with a B.S. in physics.

Francis J. Read – was appointed a director of the Company on March 23, 2018 and serves as chief operating officer of the Company. In 2017, Mr. Read recently returned to the role as the Chief Operations Officer for Paradigm Convergence Technologies Corp., the Company’s wholly-owned operating subsidiary. In 1998, Mr. Read founded and since 2016 has served as the CEO of CSA Service Solutions, a $44 million field support company specializing in providing support solutions for large equipment manufacturers. CSA has over 350 employees nationwide with over 270 engineers operating in the Healthcare, Clinical Education, Life Sciences, Security, and Power Industries. Mr. Read holds a MBA from Tulane University and a BS, electronic Engineering from DeVry Institute of Technology.

William E. Prince – was appointed a director of the Company on March 23, 2018. Since 2014, Mr. Prince has served as Sr. Vice President Sales & Marketing for Paradigm Convergence Technologies Corp., the Company’s wholly-owned operating subsidiary. For two years prior to joining Paradigm, Mr. Prince was an independent consultant in the electro-chemically activated solution industry. From 2003 through 2011, Mr. Prince was the President, CEO and Chairman of Integrated Environmental Technologies, Ltd, a publicly traded company with its common stock registered under the 34 Act.

Marion Sofield – was appointed as CFO of the Company on January 1, 2018. Prior to joining the Company, from 2013-2016, Marion was a licensed insurance professional for Farmers and Geico. Ms. Sofield has eight years of experience, from 1993-2002, in economic development management and has owned and operated two successful businesses of her own.  From 1983 through 1987, Ms. Sofield served as a Corporate Secretary/Treasurer for Lord-Wood, Larsen Associates, Inc., a civil engineering firm formerly located in West Hartford, Connecticut, where she was the recipient of Hartford’s “Business Woman of the Year” Award. Ms. Sofield, a 1983 graduate of Radford University, was honored in Washington, D.C. as the 2003 Business Person of the Year by the United States of America’s Business Advisory Council.

The Company’s Bylaws allow for the appointment of up to seven directors. The Board may appoint up to two additional Class III directors to fill such vacancies at any time prior to the next annual meeting or at any time there is a vacancy on the Board.

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

Election of Directors and Officers

We have three classes of Directors; Class I (three year term), Class II (two year term) and Class III (one year term). Directors, depending on term expiration, are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

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

Code of Ethics

Since we had only four persons serving as executive officers during 2019, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors intends to address this issue in the future and adopt a code of ethics as appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Corporate Governance

We are a smaller reporting company which had only five directors and four officers during 2019. As a result, we did not have a standing nominating committee for directors, nor did we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors acted as our nominating and audit committee. Our newly appointed board of directors intends to address these issues in the future and enact committees as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

In the past we have issued shares of our common and preferred stock to compensate our officers for services rendered on our behalf and intend to issue additional shares of common or preferred stock in the future as part of our compensation package for our officers and directors.

The following table sets forth summary compensation information for the years ended December 31, 2019 and 2018 for our chief executive officer, our chief operating officer, our chief financial officer and our secretary/treasurer. We did not have any other executive officers as of the end of fiscal 2019 whose total compensation exceeded $100,000. We refer to these persons as our named executive officers elsewhere in this report.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Option Awards ($)	Restricted Stock Awards ($)	All Other Compensation ($)	Total ($)

Gary J. Grieco	2018	$24,000	$—	$—	$—	$—	$24,000
President, Principal Executive Officer; Principal Financial Officer	2019	$24,000	$—	$—	$5,000(2)	$—	$24,500

F. Jody Read	2018	$24,000	$—	$—	$—	$—	$24,000
COO	2019	$90,000	$—	$—	$5,000(2)	$—	$90,500

Marion Sofield	2018	$33,000	$—	$—	$—	$—	$33,000
CFO	2019	$60,000	$—	$—	$—	$—	$60,000

Gregory Albers	2018	$—	$—	$—	$—	$—	$—
Secretary/Treasurer	2019	$—	$—	$—	$—	$—	$—

(1)   Represents compensation paid by PCT Corp. for Mr. Grieco’s services.

(2)   Represents value of 500,000 shares of Series B Preferred Stock issued for services.

Grieco Employment Agreement

On August 12, 2019, the Company executed a new Employment Contract with Gary J. Grieco, President/CEO. Mr. Grieco earned a base salary of $2,000 per month to serve as the president and CEO. His employment agreement provides for one week’s vacation and indemnification rights. He is subject to a non-compete provision during the term of his employment, please one year after termination. Per the terms of the employment agreement he is obligated to protect the Company’s information and any work product he creates shall belong to the Company. His employment may be terminated by him or the Company with or without cause. In addition, Mr. Grieco was issued 500,000 Preferred Series B shares of PCT LTD.

On January 1, 2020, the Company entered into a four-year employment agreement with Gary J. Grieco, its President and CEO, whereby Mr. Grieco will receive $48,000 per year commencing April 1, 2020, and receive 15,000,000 shares of the Company’s common stock for services to the Company as its President and CEO. In addition, once monthly revenue exceeds monthly expenses the salary will be increased and Mr. Grieco will be issued an additional 10,000,000 shares of the Company’s common stock, as a bonus in lieu of cash. The employment agreement begins on January 1, 2020, and is automatically renewable for two years unless terminated earlier as per the terms of the agreement.

Read Employment Agreement

On January 1, 2019, the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The terms of the contract call for an annual salary of $90,000 for the first year, effective March 1, 2019 and increasing to $120,000 once the Company’s revenue exceeds monthly expenses, then incrementally over time and with certain operation results, up to $200,000/year. The salary may be paid, at the employee’s discretion, either in cash or in common stock. A $1,000 per month allowance will be granted to the executive for housing near the Company’s South Carolina facility. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020, 375,000 shares on March 1, 2021 and the final 375,000 shares on March 1, 2022. On August 12, 2019, the Company amended the Employment Contract with F. Jody Read, CEO, whereby 500,000 Preferred Series B shares were issued to Read. All other terms of the January 1, 2019 employment agreement remain in effect. On October 4, 2019, F. Jody Read resigned from the position of CEO and moved back into the role of COO. By executed addendum to the January 1, 2019 employment agreement between the parties, all terms within the reference employment agreement remained the same with the exception of the issuance of 500,000 fully-paid and non-assessable Series B Preferred Shares of the Company’s stock.

Paris Employment Agreement

On September 1, 2017, the Company entered into a five-year employment agreement with Marion E. Paris, Jr. to be the Vice President for Business Development and Director of Intellectual Properties for Paradigm. Under the terms of the employment agreement, Mr. Paris is to be paid an annual base salary of $90,000 and other benefits, including four weeks paid vacation. In addition, the Company paid Mr. Paris a signing bonus of $40,000. The Company accepted the resignation of Marty Paris, effective on July 31, 2019.

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

Securities under Equity Compensation Plans

PCT LTD does not have securities authorized for issuance under any equity compensation plans approved by our shareholders as of December 31, 2019.

Compensation of Directors

PCT LTD does not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock as of July 27, 2020, held by those persons known to beneficially own more than 5% of its capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 579,701,486 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the shareholder has a right to acquire within 60 days after July 27, 2020 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of officer, director or beneficial owner (1)	Number of Shares	Percentage of Outstanding Shares of Common Stock
Gary J. Grieco, CEO/President and Class I Director	18,350,000 (2)(3)	3.17%
Gregory W. Albers, Secretary/Treasurer and Class II Director	50,167	Less than 0.01%
Paul Branagan, Class II Director	1,500,000	0.26%
Francis J. Read, COO and Class III Director	3,286,666 (3)	0.57%
William E. Prince, Class III Director	—	—
Marion Sofield, CFO	1,000,000	0.17%
Directors and officers as a group	24,186,833	4.17%

(1)     As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of us at 4235 Commerce Street, Little River, SC  29566.

(2)     Does not include 10,000,000 shares of the Company’s common stock issuable to Mr. Grieco once monthly revenue exceeds monthly expenses.

(3)     Does not include 500,000 shares of Series B Preferred Stock, whereby each share is entitled to cast five hundred (500) votes for each share held of the Series B Preferred stock on all matters presented to the stockholders of the Company for stockholder vote.

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

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2019 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($26,136); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

	2019	2018
Audit fees (1)	$82,500	$67,545
Audit-related fees (2)	—	—
Tax fees(3)	—	—
All other fees	—	—
Total fees paid or accrued to our principal accountant	$82,500	$67,545

(1)	Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

(3)	Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

Pre-approval Policies

PCT LTD does not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor. All services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibits Index

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation, as currently in effect (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed April 13, 2018)
3.1	Amended Articles of Incorporation increasing authorized shares (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
3(ii)	Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed April 13, 2018)
4.1	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed on September 16, 2019)
4.2	Certificate of Designation of Series B – Super Voting Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed on September 16, 2019)
4.3	Certificate of Designation of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
4.4	Power Up Note dated June 5, 2018 (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed August 20, 2018)
4.5	Second Power Up Note dated July 25, 2018 (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed August 20, 2018)
4.6	Third Power Up Note dated August 27, 2018 (Incorporated by reference to Exhibit 4.3 of Form 10-Q, filed November 21, 2019)
4.7	Fourth Power Up Note dated December 5, 2018 (Incorporated by reference to Exhibit 4.6 of Form 10-Q, filed on September 16, 2019)
4.8	Fifth Power Up Note dated January 15, 2019 (Incorporated by reference to Exhibit 4.7 of Form 10-Q, filed on September 16, 2019)
4.9	Sixth Power Up Note dated February 22, 2019 (Incorporated by reference to Exhibit 4.8 of Form 10-Q, filed on September 16, 2019)
4.10	GS Capital Note dated January 16, 2019 (Incorporated by reference to Exhibit 4.9 of Form 10-Q, filed on September 16, 2019)
4.11	JSJ Note dated January 22, 2019 (Incorporated by reference to Exhibit 4.10 of Form 10-Q, filed on September 16, 2019)
4.12	EMA Note dated January 22, 2019 (Incorporated by reference to Exhibit 4.11 of Form 10-Q, filed on September 16, 2019)
4.13	Adar Note dated February 20, 2019 (Incorporated by reference to Exhibit 4.12 of Form 10-Q, filed on September 16, 2019)
4.14	Peak One Note dated February 21, 2019 (Incorporated by reference to Exhibit 4.13 of Form 10-Q, filed on September 16, 2019)
4.15	Auctus Note dated March 13, 2019 (Incorporated by reference to Exhibit 4.14 of Form 10-Q, filed on September 16, 2019)
10.1	Agreement with Annihilyzer, Inc. dated November 29, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed April 20, 2017)
10.2	Amendment to Agreement with Annihilyzer, Inc. dated April 6, 2017 (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed April 20, 2017)
10.3	Read Consolidated Promissory Note dated September 27, 2017 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed October 4, 2017)
10.4†	Paris Employment Agreement (Incorporated by reference to Exhibit 10.5 of Form 10-Q, filed November 14, 2017)
10.5	Strategic Planning Services Agreement dated March 15, 2018
10.6	Power Up Agreement dated June 5, 2018 (Included in Exhibit 4.1, which is incorporated by reference to Exhibit 4.1 of Form 10-Q, filed August 20, 2018)
10.7	Second Power Up Agreement dated July 25, 2018 (Included in Exhibit 4.2, which is incorporated by reference to Exhibit 4.2 of Form 10-Q, filed August 20, 2018
10.8	Third Power Up Agreement dated August 27, 2018 (Included in Exhibit 4.3, which is incorporated by reference to Exhibit 4.3 of Form 10-Q, filed November 21, 2019)
10.9	Fourth Power Up Agreement dated December 15, 2018 (Incorporated by reference to Exhibit 10.9 of Form 10-Q, filed on September 16, 2019)
10.10	Fifth Power Up Agreement dated January 15, 2019 (Incorporated by reference to Exhibit 10.10 of Form 10-Q, filed on September 16, 2019)
10.11	Sixth Power Up Agreement dated February 22, 2019 (Incorporated by reference to Exhibit 10.11 of Form 10-Q, filed on September 16, 2019)
10.12	GS Capital Agreement dated January 16, 2019 (Incorporated by reference to Exhibit 10.12 of Form 10-Q, filed on September 16, 2019)
10.13	JSJ Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.13 of Form 10-Q, filed on September 16, 2019)
10.14	EMA Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.14 of Form 10-Q, filed on September 16, 2019)
10.15	Adar Agreement dated February 20, 2019 (Incorporated by reference to Exhibit 10.15 of Form 10-Q, filed on September 16, 2019)
10.16	Peak One Agreement dated February 21, 2019 (Incorporated by reference to Exhibit 10.16 of Form 10-Q, filed on September 16, 2019)
10.17	Auctus Agreement dated March 13, 2019 (Incorporated by reference to Exhibit 10.17 of Form 10-Q, filed on September 16, 2019)
10.18†	Read Employment Agreement (Incorporated by reference to Exhibit 10.18 of Form 10-Q, filed on September 16, 2019)
10.19†	Read Addendum to Employment Agreement (Incorporated by reference to Exhibit 10.19 of Form 10-Q, filed on September 16, 2019)
10.20†	Grieco 2019 Employment Agreement (Incorporated by reference to Exhibit 10.20 of Form 10-Q, filed on September 16, 2019)
10.21†	Grieco 2020 Employment Agreement Incorporated by reference to Exhibit 10.21 of Form 10-Q, filed on April 13, 2020)
21.1	List of Subsidiaries as of December 31, 2019
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCT LTD

Date: July 31, 2020	By:	/s/ Gary J. Grieco
Gary J. Grieco
CEO/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gary J. Grieco
Gary J. Grieco	President (Principal Executive Officer), (Principal Financial Officer), and Class I Director	July 31, 2020

/s/ Gregory W. Albers
Gregory W. Albers	Secretary & Treasurer and Class II Director	July 31, 2020

/s/ Paul Branagan
Paul Branagan	Class II Director	July 31, 2020

/s/ Francis J. Read
Francis J. Read	Class III Director	July 31, 2020

/s/ William E. Prince
William E. Prince	Class III Director	July 31, 2020

