Form 10-Q
period 2020-06-30
PCT LTD
filed 2020-08-31
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock as of August 27, 2020 was 598,982,574 which does not include 400,267,426 shares of common stock reserved against default on convertible debt and 750,000 shares for vesting of executive shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations, stockholders’ equity (deficit), and cash flows for the three and six-month periods ended June 30, 2020 and 2019 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six-month periods ended June 30, 2020 and 2019 are not necessarily indicative of results to be expected for any subsequent period.

PCT LTD

Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,260	$67,613
Accounts receivable, net	319,128	111,915
Prepaid expenses	51,395	43,100
Other current assets	17,110	2,110
Total current assets	416,893	224,738

PROPERTY AND EQUIPMENT
Property and equipment, net	401,233	440,109

OTHER ASSETS
Intangible assets, net	3,552,267	3,704,429
Deposits	2,526	5,499
Total other assets	3,554,793	3,709,928

TOTAL ASSETS	$4,372,919	$4,374,775

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$447,805	$315,228
Accrued expenses – related parties	98,311	84,538
Accrued expenses	912,393	890,104
Notes payable – related parties, net	826,214	826,957
Notes payable, net	408,617	468,153
Convertible notes payable, net	980,254	1,187,633
Derivative liability	18,419,365	10,517,873
Total current liabilities	22,092,959	14,290,486

TOTAL LIABILITIES	22,092,959	14,290,486

MEZZANINE EQUITY
Preferred series A stock, $0.001 par value; 1,000,000 authorized; 500,000 and 500,000 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	60,398	60,398
Preferred series B stock, $0.001 par value; 1,000,000 authorized; 1,000,000 and 1,000,000 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	158,247	158,247
Preferred series C stock, $0.001 par value; 5,500,000 authorized; 440,000 and nil issued and outstanding at June 30, 2020 and December 31, 2019, respectively	484,000	—
TOTAL MEZZANINE EQUITY	702,645	218,645

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 1,000,000,000 authorized; 584,201,486 and 498,880,300 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	584,202	498,881
Additional paid-in-capital	18,056,637	15,872,330
Accumulated deficit	(37,063,524)	(26,505,567)
TOTAL STOCKHOLDERS’ DEFICIT	(18,422,685)	(10,134,356)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$4,372,919	$4,374,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Product	$582,389	$11,745	$745,037	$98,839
Licensing	77,000	34,000	84,000	78,500
Equipment leases	221,783	73,117	324,317	137,480
Total Revenues	881,172	118,862	1,153,354	314,819

OPERATING EXPENSES
General and administrative	592,042	415,339	1,140,828	1,082,303
Research and development	5,000	3,792	5,000	3,792
Cost of product, licensing and equipment leases	415,855	24,077	564,705	96,731
Depreciation and amortization	81,348	84,189	164,369	169,101
Total operating expenses	1,094,245	527,397	1,874,902	1,351,927

Loss from operations	(213,073)	(408,535)	(721,548)	(1,037,108)

OTHER INCOME (EXPENSE)
Loss on change in fair value of derivative liability	(1,092,845)	(2,789,342)	(10,387,607)	(2,951,641)
Gain (loss) on change in fair value of preferred series A stock liability	—	(3,004)	—	72,473
Gain on sale of intangible assets	—	52,498	—	52,498
Gain (loss) on settlement of debt	1,759,539	—	1,715,539	(84,409)
Interest expense	(459,930)	(381,764)	(894,341)	(502,283)
Total other income (expense)	206,764	(3,121,612)	(9,566,409)	(3,413,362)

Loss before Income taxes	(6,309)	(3,530,147)	(10,287,957)	(4,450,470)

Income taxes	—	—	—	—

NET LOSS	$(6,309)	$(3,530,147)	$(10,287,957)	$(4,450,470)
Preferred series C stock deemed dividends	—	—	(270,000)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS’	$(6,309)	$(3,530,147)	$(10,557,957)	$(4,450,470)

Basic and diluted net loss per share	$(0.00)	$(0.07)	$(0.02)	$(0.09)

Basic and diluted weighted average shares outstanding	569,964,666	52,755,139	557,809,456	49,208,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 PCT LTD

Condensed Consolidated Statements of Stockholders’ Equity (deficit)

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2018	44,559,238	$44,560	$11,588,030	$(9,927,003)	$1,705,587
Common stock issued for services	575,000	575	98,352	—	98,927
Common stock issued in settlement of debt	5,383,810	5,383	800,012	—	805,395
Net loss for the three-months ended March 31, 2019	—	—	—	(920,323)	(920,323)
Balance – March 31, 2019	50,518,048	$50,518	$12,486,394	$(10,847,326)	$1,689,586
Stock-based compensation	—	—	23,125	—	23,125
Common stock issued in conversion of convertible notes payable	26,341,913	26,342	261,034	—	287,376
Net loss for the three-months ended June 30, 2020	—	—	—	(3,530,147)	(3,530,147)
Balance – June 30, 2019	76,859,961	$76,860	$12,770,553	$(14,377,473)	$(1,530,060)

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2019	498,880,300	$498,881	$15,872,330	$(26,505,567)	$(10,134,356)
Common stock issued for services	15,525,000	15,525	103,538	—	119,063
Common stock issued in settlement of debt	250,000	250	7,975	—	8,225
Common stock issued in conversion of convertible notes payable	36,050,000	36,050	360,660	—	396,710
Beneficial conversion feature on preferred series C stock	—	—	270,000	(270,000)	—
Net loss for the three-months ended March 31, 2020	—	—	—	(10,281,648)	(10,281,648)
Balance – March 31, 2020	550,705,300	$550,706	$16,614,503	$(37,057,215)	$(19,892,006)
Common stock issued for cash	4,250,000	4,250	135,750	—	140,000
Stock-based compensation	—	—	14,182	—	14,182
Common stock issued in settlement of debt	15,000,000	15,000	826,500	—	841,500
Common stock issued in cashless exercise of warrants	9,246,186	9,246	420,702	—	429,948
Common stock issued in conversion of preferred series C stock	5,000,000	5,000	45,000	—	50,000
Net loss for the three-months ended June 30, 2020	—	—	—	(6,309)	(6,309)
Balance – June 30, 2020	584,201,486	$584,202	$18,056,637	$(37,063,524)	$(18,422,685)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(10,287,957)	$(4,450,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164,369	169,101
Amortization of debt discounts	280,188	300,703
Amortization of operating lease right-of-use asset	—	23,635
Common stock issued for services	133,245	122,052
Loss on change in fair value of derivative liability	10,387,607	2,951,641
Gain on change in fair value of preferred series A stock liability	—	(72,473)
(Gain) loss on settlement of debt	(1,715,539)	84,409
Gain on sale of intangible assets	—	(52,498)
Default penalties on convertible notes payable	13,762	87,500
Changes in operating assets and liabilities:
Accounts receivable	(207,213)	(81,166)
Inventory	26,669	644
Prepaid expenses	(8,295)	177,475
Other assets	(12,027)	—
Operating lease liability	—	(21,626)
Accounts payable	132,577	59,265
Accrued expenses – related party	13,773	8,245
Accrued expenses	620,188	215,811
Contract liabilities	—	24,532
Net cash used in operating activities	(458,653)	(453,220)

Cash Flows from Investing Activities
Proceeds from sale of intangible assets	—	57,500
Purchases of property and equipment	—	(2,516)
Purchase of intangible assets	—	(5,000)
Net cash provided by investing activities	—	49,984

Cash Flows from Financing Activities
Proceeds from notes payable – related parties	3,500	2,544
Proceeds from notes payable	155,525	88,600
Proceeds from convertible notes payable	413,000	460,750
Proceeds from common stock subscriptions	140,000	—
Proceeds from preferred series C stock subscriptions	270,000	—
Repayments of notes payable – related parties	(4,286)	(16,044)
Repayments of notes payable	(245,551)	(9,209)
Repayments of convertible notes payable	(311,888)	(91,000)
Net cash provided by financing activities	420,300	435,641

Net change in cash	(38,353)	32,405
Cash and cash equivalents at beginning of period	67,613	4,893
Cash and cash equivalents at end of period	$29,260	$37,298

Supplemental Cash Flow Information
Cash paid for interest	$53,645	$51,639
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Preferred series C stock deemed dividend	$270,000	$—
Original debt discounts against notes payable	$23,917	$10,204
Original debt discounts against convertible notes payable	$197,888	$395,125
Modification of notes payable	$—	$20,590
Common stock issued in conversion of convertible notes payable	$396,710	$287,376
Common stock issued in cashless exercise of warrants	$429,948	$—
Common stock issued in conversion of preferred series C stock	$50,000	$—
Accounts receivable netted against notes payable	$—	$18,000
Initial operating lease right-of-use asset and liability	$—	$43,330
Preferred series A stock reclassification from liability to mezzanine equity	$—	$60,398
Property plant and equipment transferred to inventory	$26,669	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Notes to the Unaudited

Condensed Consolidated Financial Statements

June 30, 2020

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed consolidated financial statements of PCT LTD (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our balance sheets, statements of operations, stockholders’ equity (deficit), and cash flows for the periods presented. All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements as reported in its Form 10-K, filed on August 3, 2020.

COVID-19

In December 2019 COVID-19 emerged in Wuhan, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to almost all other countries, including the United States, and infections have been reported globally. Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on our business, financial condition and results of operations. The significance of the impact of the COVID-19 outbreak on the Company’s businesses and the duration for which it may have an impact cannot be determined at this time. At a minimum, the COVID-19 pandemic caused the Company to restrict travel of its personnel and to initiate distributor installations of certain of the Company’s equipment, as possible. The Company adapted to the immediate need for its US EPA registered disinfectant at the end of March and beginning of April, 2020, by installing greater storage reserves and by assembling more of it higher-volume equipment to produce the hospital grade disinfectant known as Hydrolyte®. There were hard costs associated with these adaptations to the Little River, SC facility, but the Company continues to benefit from its fluid production capacities over the longer term. As the Federal, state and other restrictions associated with the pandemic have lessened, the Company is able to act more effectively in obtaining new contracts for its healthcare equipment, the Annihilyzer® and other equipment.

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

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 1 of the Notes to the Consolidated Financial Statements in the Company's most recent Form 10-K.

Reclassification

Certain balances on the previously issued statements of operations and cash flows have been reclassified to be consistent with the current period presentation. The reclassification had no impact on total financial position, net loss, or stockholders’ equity (deficit).

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

Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2020, consisted of the following:

	Total fair value at June 30, 2020 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	18,419,365	—	—	18,419,365
Total	18,419,365	—	—	18,419,365

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019, consisted of the following:

	Total fair value at December 31, 2019 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	10,517,873	—	—	10,517,873
Total	10,517,873	—	—	10,517,873

(1) The Company has estimated the fair value of these liabilities using the Binomial Model.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As June 30, 2020, there were outstanding common share equivalents (options, warrants, convertible notes payable, preferred series A stock and preferred series C stock) which amounted to 573,019,281 shares of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update No. 2018-13 (“ASU 2018-13”), Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements relating to fair value measurements as outlined in Topic 820, Fair Value Measurement. ASU 2018-13 is applicable to all entities that are required, under GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments outlined in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures upon issuance of ASU 2018-13. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption of ASU 2018-13 did not have a material effect on the consolidated financial statements.

NOTE 2. GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $37,063,524 and has negative cash flows from operations. As of June 30, 2020, the Company had a working capital deficit of $21,676,066. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Machinery and leased equipment	$151,719	$151,719
Machinery and equipment not yet in service	294,896	321,565
Office equipment and furniture	20,064	20,064
Website	2,760	2,760

Total property and equipment	$469,439	$496,108
Less: Accumulated Depreciation	(68,206)	(55,999)

Property and equipment, net	401,233	440,109

Depreciation expense was $12,207 and $12,701 for the six-months ended June 30, 2020 and 2019, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Patents	$4,505,489	$4,505,489
Technology rights	200,000	200,000
Intangibles, at cost	4,705,489	4,705,489
Less: Accumulated amortization	(1,153,222)	(1,001,060)
Net Carrying Amount	$3,552,267	$3,704,429

Amortization expense was $152,162 and $156,400 for the six-months ended June 30, 2020 and 2019, respectively.

Estimated Future Amortization Expense:

$
For year ending December 31, 2020 - remaining	151,002
For year ending December 31, 2021	302,003
For year ending December 31, 2022	302,003
For year ending December 31, 2023	302,003
For year ending December 31, 2024	302,003
Thereafter	2,193,253
Total	3,552,267

NOTE 5. Notes Payable

The following tables summarize notes payable as of June 30, 2020 and December 31, 2019:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at June 30, 2020	Balance at December 31, 2019
Note Payable **	$25,000	05/08/2017	06/30/2018	0%	$27,500	$27,500
Note Payable **	$130,000	06/20/2018	01/02/2020	8%	$112,500	$130,000
Note Payable **	$8,700	11/15/2018	06/30/2019	10%	$8,700	$8,700
Note Payable (e)	$90,596	09/15/2019	05/28/2020	8%	$—	$90,596
Note Payable (k)	$50,000	10/03/2019	04/03/2020	12%	$—	$37,500
Note Payable (e)	$17,500	11/12/2019	11/12/2020	8%	$—	$17,500
Note Payable **	$83,400	12/20/2019	06/19/2020	150%	$38,491	$80,192
Note Payable	$148,362	12/20/2019	11/27/2020	80%	$68,496	$145,404
Note Payable (a)	$25,782	01/08/2020	05/13/2020	313%	$—	$—
Note Payable (b)	$33,660	02/19/2020	04/30/2020	585%	$—	$—
Note Payable (c)(e)	$20,000	02/28/2020	05/28/2020	8%	$—	$—
Note Payable (d)	$100,000	03/31/2020	08/01/2020	30%	$50,000	$—
Note Payable (e)	$118,644	05/05/2020	05/05/2021	8%	$118,644	$—
Subtotal					$424,331	$537,392
Debt discount					$(15,714)	$(69,239)
Balance, net					$408,617	$468,153
Less current portion					$(408,617)	$(468,153)
Total long-term					$—	$—

** Currently in default

a)	On January 8, 2020, the Company sold future receivables with a non-related party for up to $87,540. During the period $25,782 was sold, of which $10,207 was loan fees and original issue discount resulting in cash proceeds to the Company of $15,575. The advance was repaid through $1,450 weekly payments. In connection with the advance, the Company granted the lender a security interest in all accounts, equipment, intangibles and inventory. This note was repaid during the period.

b)	On February 19, 2020, the Company sold future receivables with a non-related party for $33,660, of which $13,710 was loan fees and original issue discount resulting in cash proceeds to the Company of $19,950. The advance was repaid through $660 daily payments. In connection with the advance, the Company granted the lender a security interest in all accounts, equipment, intangibles and inventory. This note was repaid during the period.

c)	On February 28, 2020, the Company entered into a promissory note with a non-related party for $20,000. The note is due May 28, 2020, is unsecured and bears an interest rate of 8% per annum. On May 5, 2020, the Company consolidated this note with two others as described in Note 6(e).

d)	On March 31, 2020, the Company entered into a promissory note with a non-related party for $100,000. The note is due August 1, 2020, is unsecured and bears interest at $2,500 per month, repayable in four monthly payments of $27,500 commencing May 1, 2020. Additionally, the Company issued the lender 250,000 shares of the Company’s common stock with a fair market value of $8,225 as additional consideration for the loan. During the period, the Company repaid $50,000 of the note.

e)	On May 5, 2020, the Company consolidated three notes with principal amounts of $90,596, $17,500 and $20,000 as well as accrued interest into a new note with a principal amount of $118,644 and a maturity date of May 5, 2021. The note bears interest at 8% per annum and in connection with the consolidation the Company issued the lender 15,000,000 shares of the Company’s common stock with a fair value of $841,500. As the instruments were substantially different, the old notes were considered to be extinguished and the Company recognized a loss on settlement of debt of $826,500.

The following table summarizes notes payable, related parties as of June 30, 2020 and December 31, 2019:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at June 30, 2020	Balance at December 31, 2019
Note Payable, RP **	$30,000	04/10/2018	01/15/2019	3%	$30,000	$30,000
Note Payable, RP **	$380,000	06/20/2018	01/02/2020	8%	$380,000	$380,000
Note Payable, RP **	$350,000	06/20/2018	01/02/2020	5%	$322,214	$325,000
Note Payable, RP **	$17,000	06/20/2018	01/02/2020	5%	$17,000	$17,000
Note Payable, RP **	$50,000	07/27/2018	11/30/2018	8%	$50,000	$50,000
Note Payable, RP	$5,000	10/09/2018	Demand	0%	$5,000	$5,000
Note Payable, RP	$5,000	10/19/2018	Demand	0%	$5,000	$5,000
Note Payable, RP **	$15,000	08/16/2019	02/16/2020	8%	$15,000	$15,000
Note Payable, RP (f)	$1,500	02/11/2020	Demand	0%	$—	$—
Note Payable, RP (g)	$2,000	02/11/2020	Demand	0%	$2,000	$—
Subtotal					$826,214	$827,000
Debt discount					$—	$(43)
Balance, net					$826,214	$826,957
Less current portion					$(826,214)	$(826,957)
Total long-term					$—	$—

** Currently in default

f)	On February 11, 2020, the Company entered into a promissory note with the Chairman and CEO of the Company for $1,500. The note is due on demand, is unsecured and bears an interest rate of 0% per annum. The note was repaid during the period.

g)	On February 11, 2020, the Company entered into a promissory note with the COO and Director of the Company for $2,000. The note is due on demand, is unsecured and bears an interest rate of 0% per annum.

The following table summarizes convertible notes payable as of June 30, 2020 and December 31, 2019:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at June 30, 2020	Balance at December 31, 2019
Convertible Note Payable (h) * **	$50,000	12/06/2018	12/06/2019	12%	$5,685	$22,777
Convertible Note Payable * **	$65,000	12/06/2018	12/06/2019	12%	$46	$46
Convertible Note Payable (i) * **	$100,000	01/18/2019	01/16/2020	24%	$105,041	$95,492
Convertible Note Payable (r)	$60,000	01/29/2019	01/22/2020	18%	$—	$266,050
Convertible Note Payable * **	$50,000	02/01/2019	10/22/2019	24%	$154,330	$154,330
Convertible Note Payable (o)	$60,000	02/21/2019	02/14/2022	0%	$—	$74,000
Convertible Note Payable (j) * **	$55,125	02/21/2019	02/20/2020	24%	$46,338	$42,125
Convertible Note Payable * **	$75,000	03/18/2019	12/13/2019	24%	$232,814	$232,814
Convertible Note Payable (o)	$26,000	09/16/2019	09/11/2022	0%	$—	$26,000
Convertible Note Payable (k)	$175,814	09/27/2019	09/25/2020	8%	$—	$175,814
Convertible Note Payable	$53,000	10/08/2019	10/07/2020	12%	$—	$53,000
Convertible Note Payable	$50,000	10/31/2019	10/29/2020	12%	$—	$50,000
Convertible Note Payable (l)	$8,888	02/19/2020	02/18/2021	12%	$—	$—
Convertible Note Payable (m) * **	$30,000	03/06/2020	03/05/2021	12%	$30,000	$—
Convertible Note Payable (n)	$45,000	03/09/2020	03/02/2021	12%	$45,000	$—
Convertible Note Payable (p) * **	$150,000	04/10/2020	04/09/2021	12%	$150,000	$—
Convertible Note Payable (q)	$128,000	04/16/2020	04/09/2021	12%	$128,000	$—
Convertible Note Payable (s)	$83,000	05/12/2020	11/08/2021	12%	$83,000	$—
Subtotal					$980,254	$1,192,448
Debt discount					$—	$(4,815)
Balance, net					$980,254	$1,187,633
Less current portion					$(980,254)	$(1,187,633)
Total long-term					$—	$—
* Embedded conversion feature accounted for as a derivative liability at period end ** Currently in default

h)	During the period ended June 30, 2020, $17,092 of principal and $3,507 of interest of the convertible note payable was converted into 36,050,000 shares of the Company’s common stock.

i)	During the period ended June 30, 2020, the Company was further assessed default penalties and interest on this convertible note as the note reached maturity. Additional default and penalties were assessed in the amount of $118,295 of which $9,549 was recorded as a principal addition and $108,746 was recorded in accrued interest. to the note.

j)	During the period ended June 30, 2020, the Company was further assessed default penalties and interest on this convertible note as the note reached maturity. Additional default and penalties were assessed in the amount of $4,213 was recorded as a principal addition.

k)	On February 7, 2020, the Company extinguished both promissory note (totaling $39,000) and convertible note (totaling $181,000), including accrued interest with a non-related party through the issuance of 220,000 shares of preferred series C stock. The Company recorded the difference between the fair value of the preferred series C stock of $264,000 and the debt outstanding of $220,000 as a loss on extinguishment of debt of $44,000.

l)	On February 19, 2020, the Company received another tranche on a convertible note originally dated December 6, 2018. The new tranche had a principal amount of $8,888, with an original issue discount of $888. The convertible note is due 365 days from issuance, bears interest at 12% per annum and is convertible into common shares of the Company at 65% multiplied by the lowest traded price or lowest closing bid price during the 25 days the Company’s stock is tradable prior to the conversion date. Further, if at any time the stock price is less than $0.30 an additional 20% discount is applied and if at any time the conversion price is less than $0.01 and additional 10% is applied. Further, an additional 15% is applied if the Company fails to comply with its reporting requirements. During the period, all these additional discounts were triggered.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $70,719 and resulted in a discount to the note payable of $8,000 and an initial derivative expense of $62,719.

During the period ended June 30, 2020, the entire amount was repaid.

m)	On March 6, 2020, the Company received another tranche on a convertible note originally dated December 6, 2018. The new tranche had a principal amount of $30,000, with an original issue discount of $4,000. The convertible note is due 365 days from issuance, bears interest at 12% per annum and is convertible into common shares of the Company at 65% multiplied by the lowest traded price or lowest closing bid price during the 25 days the Company’s stock is tradable prior to the conversion date. Further, if at any time the stock price is less than $0.30 an additional 20% discount is applied and if at any time the conversion price is less than $0.01 and additional 10% is applied. Further, an additional 15% is applied if the Company fails to comply with its reporting requirements. During the period, all these additional discounts were triggered.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $391,837 and resulted in a discount to the note payable of $26,000 and an initial derivative expense of $365,837.

n)	On March 9, 2020, the Company entered into a convertible promissory with a non-related party for $45,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $42,000. The note is due on March 2, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of June 30, 2020.

o)	On April 1, 2020, the Company entered into a settlement agreement to settle convertible notes with principal amounts of convertible notes. The Company agreed to pay $100,000 to settle the principal and accrued interest and penalties relating to the two convertible notes. The Company recorded a gain on settlement of debt of $312,269.

p)	On April 10, 2020, the Company entered into a convertible promissory note with a non-related party for $150,000 of which $18,000 was an original issue discount resulting in cash proceeds to the Company of $132,000. The note is due on April 9, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. The Note may be converted by the Lender at any time into shares of Company’s common stock at a conversion price equal to 65% of the lowest trading price during the 25-trading day period prior to the conversion date. Further, an additional 15% is applied if the Company fails to comply with its reporting requirements. During the period, this additional discount was triggered.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $507,847 and resulted in a discount to the note payable of $132,000 and an initial derivative expense of $375,847.

q)	On April 16, 2020, the Company entered into a convertible promissory with a non-related party for $128,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $125,000. The note is due on April 9, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of June 30, 2020.

r)	On May 11, 2020, the Company entered into a settlement agreement to settle the $60,000 convertible note. The Company agreed to pay $100,000 to settle the principal and accrued interest and penalties relating the convertible note. The Company recorded a gain on settlement of debt of $2,273,770.

s)	On May 12, 2020, the Company entered into a convertible promissory with a non-related party for $83,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $80,000. The note is due on November 8, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of June 30, 2020.

NOTE 6. DERIVATIVE LIABILITIES

The embedded conversion option of (1) the convertible notes payable described in Note 5; (2) warrants; contain conversion features that qualify for embedded derivative classification. The fair value of the liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

Upon the issuance of the convertible notes payable described in Note 5, the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options. The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, none of the Company’s previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election, including the warrants described in Note 9, qualified for derivative classification. The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	June 30, 2020	December 31, 2019

Balance at the beginning of period	$10,517,873	$322,976
Original discount limited to proceeds of notes	166,000	540,750
Fair value of derivative liabilities in excess of notes proceeds received	804,403	1,653,887
Settlement of derivative instruments	(2,652,115)	(3,258,054)
Change in fair value of embedded conversion option	9,583,204	11,258,314
Balance at the end of the period	$18,419,365	$10,517,873

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance during the period	336-358%	0.25-1.47%	0%	1.00
At June 30, 2020	236-320%	0.16-0.18%	0%	0.68-3.70

The Company uses Level 3 inputs for its valuation methodology for the preferred series A stock liability as their fair values were determined by using the Binomial Model based on various assumptions.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

On February 7, 2020, the Company extinguished a promissory note and convertible note, including accrued interest through the issuance of 220,000 shares of preferred series C stock. The Company recorded the difference between the fair value of the preferred series C stock of $264,000 and the debt outstanding of $220,000 as a loss on extinguishment of debt of $44,000.

During the period ended June 30, 2020, the Company sold 270,000 shares of preferred series C stock for proceeds of $270,000.

The preferred series C stock sold during the period contained a beneficial conversion feature as the conversion price was less than the fair value of the common stock which the instrument is convertible at the commitment date. During the six-months ended June 30, 2020, the intrinsic value of the 270,000 shares sold was $270,000. As the preferred series C stock are have no stated maturity date and are convertible at any time, the discount created in the preferred series C stock is fully amortized at issuance as a deemed dividend.

On June 24, 2020, 50,000 shares of preferred series C stock was converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 5,000,000 shares of common stock.

Common Stock

On January 1, 2019, the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock valued at $240,000, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020, 375,000 shares on March 1, 2021 and the final 375,000 shares on March 1, 2022. On October 4, 2019, F. Jody Read resigned from the position of CEO and moved back into the role of COO. The terms of his employment agreement remained unchanged. As of June 30, 2020, 750,000 shares were issued and the Company had recognized $145,093 of stock-based compensation.

During the period ended June 30, 2020, $17,092 of principal and $3,507 of interest of a convertible note payable was converted into 36,050,000 shares of the Company’s common stock as further described in Note 5(h).

During the period ended June 30, 2020, the Company issued 9,246,186 shares of common stock upon the cashless exercise of 9,280,742 warrants.

On January 1, 2020, the Company issued 15,000,000 fully vested shares of the Company’s common stock to Gary J. Grieco, its President and CEO, pursuant to an employment agreement. The Company recorded the fair value of the common shares of $99,000 as stock-based compensation.

On March 20, 2020, the Company issued 150,000 shares of common stock to a consultant. The Company recorded the fair value of the common shares of $5,880 in consulting expense.

On March 31, 2020, the Company issued 250,000 shares of common stock pursuant to a loan agreement. The Company recorded the fair value of the common shares of $8,225 in interest expense.

On April 27, 2020, the Company issued 1,000,000 shares of common stock to an employee of the Company for cash proceeds of $10,000.

On April 27, 2020, the Company issued 2,750,000 shares of common stock for cash proceeds of $110,000.

On May 5, 2020, the Company issued 15,000,000 shares of common stock as part of the note extinguishment and consolidation agreement described in Note 5(e).

On May 19, 2020, the Company issued 500,000 shares of common stock for cash proceeds of $20,000.

On June 24, 2020, 50,000 shares of preferred series C stock was converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 5,000,000 shares of common stock.

NOTE 8. STOCK OPTIONS

Below is a table summarizing the options issued and outstanding as of June 30, 2020:

	Number of options	Weighted average exercise price $
Balance, December 31, 2019	200,000	2.00
Granted	—	—
Expired	—	—
Settled	—	—
Balance, June 30, 2020	200,000	2.00

As at June 30, 2020, the following share stock options were outstanding:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
01/26/2017	200,000	200,000	2.00	1.58	01/26/2022	400,000
	200,000	200,000				$400,000

The weighted average exercise prices are $2.00 for the options outstanding and exercisable, respectively. The intrinsic value of stock options outstanding at June 30, 2020 was $nil.

NOTE 9. WARRANTS

The Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible instruments. The initial fair value of the warrants issued during the period was calculated using the Binomial Model as described in Note 6.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2019	413,816,252	0.00053
Adjustment to warrants outstanding	43,154,762	0.00056
Granted	—	—
Exercised	(9,280,742)	0.00035
Balance, June 30, 2020	447,690,272	0.00049

As at June 30, 2020, the following share purchase warrants were outstanding:

Date	Number		Number		Exercise		Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding		Exercisable		Price $		Life (Years)	Date	Exercised
11/28/2018	142,857,143	*	142,857,143	*	0.00035	*	1.41	11/28/2021	$50,000
12/3/2018	500,000		500,000		0.10		3.43	12/3/2023	50,000
2/14/2019	143,618,843	*	143,618,843	*	0.00035	*	3.63	2/14/2024	50,267
3/13/2019	107,142,857	*	107,142,857	*	0.00035	*	3.70	3/13/2024	37,500
9/11/2019	53,571,429	*	53,571,429	*	0.00056	*	4.20	9/11/2024	30,000
	447,690,272		447,690,272						$217,767

*The number of warrants outstanding and exercisable is variable based on adjustments to the exercise price of the warrant due to dilutive issuances.

The intrinsic value of warrants outstanding at June 30, 2020 was $15,796,926.

NOTE 10. RELATED PARTY TRANSACTIONS

The Company has agreements with related parties for consulting services, accrued rent, accrued interest, notes payable and stock options. See Notes to Financial Statements numbers 5, 7, 8 and 11 for more details.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Consulting Agreements –

On October 1, 2019, the Company entered into a consulting agreement for investor relations services through March 31, 2020. The agreement called for a cash payment of $25,000 and 12,000,000 restricted shares of common stock to be issued to the consultant. As of December 31, 2019, the Company recorded the fair value of the shares of $61,200 for the consulting expense related to the consulting services provided. The expense was recognized over the service period, ending on March 31, 2020.

In addition to contracts for service, the Company also regularly uses the professional services of securities attorneys, a US EPA specialist, professional accountants and other public-company specialists.

Employment Agreements –

On January 1, 2019, the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The terms of the contract call for an annual salary of $90,000 for the first year, effective March 1, 2019 and increasing to $120,000 once the Company’s revenue exceeds monthly expenses, then incrementally over time and with certain operation results, up to $200,000/year. The salary may be paid, at the employee’s discretion, either in cash or in common stock. A $1,000 per month allowance will be granted to the executive for housing near the Company’s South Carolina facility. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020, 375,000 shares on March 1, 2021 and the final 375,000 shares on March 1, 2022. On August 12, 2019, the Company amended the Employment Contract with F. Jody Read, CEO, whereby 500,000 preferred series B stock were issued to Read. All other terms of the January 1, 2019 employment agreement remain in effect. On October 4, 2019, F. Jody Read resigned from the position of CEO and moved back into the role of COO.

On August 12, 2019, the Company entered into a four-year employment agreement with Gary J. Grieco, its President, whereby Mr. Grieco will continue to receive $24,000 per year for services to Company as its President and whereby 500,000 preferred series B stock were issued to Grieco. The employment agreement begins on August 12, 2019, is automatically renewable for two years unless terminated earlier as per the terms of the agreement. Gary Grieco entered the role of CEO of the Company upon F. Jody Read’s resignation on October 4, 2019 and entered into a four-year employment agreement with the Company on January 1, 2020. Pursuant to the agreement Mr. Grieco will receive $48,000 per year commencing April 1, 2020 and receive 15,000,000 shares of the Company’s common stock for services to the Company as its President and CEO. In addition, once monthly revenue exceeds monthly expenses the salary will be increased and Mr. Grieco will be issued an additional 10,000,000 shares of the Company’s common stock. The employment agreement begins on January 1, 2020 and is automatically renewable for two years unless terminated earlier as per the terms of the agreement.

Other Obligations and Commitments –

On March 20, 2020, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide investor relations services for a period of six months. The Company had issued the consultant 150,000 shares of common stock with a fair value of $5,880 for services received.

NOTE 12. SUBSEQUENT EVENTS

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

On July 8, 2020, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide operational business development and introductory services for a period of five years in consideration for the issuance of 1,000,000 common shares of the Company and a 5% commission, paid in shares, for any investments brokered.

On July 15, 2020, the Company entered into a promissory note with a non-related party for $119,200. The note is repayable in $7,450 weekly payments.

On August 11, 2020, 75,000 shares of preferred series C stock was converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 7,500,000 shares of common stock.

On August 18, 2020, the Company settled the $100,000 note described in Note 5(i). Pursuant to the settlement agreement, the Company will issue the lender 5,281,088 shares of common stock and pay the lender $140,000 in four monthly installments of $35,000 commencing August 19, 2020 and ending November 19, 2020.

On August 21, 2020, the Company sold future receivables with a non-related party for $50,000. The advance is repayable through daily payments of $1,071 totaling $74,950.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our ability to efficiently manage and repay our debt obligations;
•	our inability to raise additional financing for working capital;
•	our ability to generate sufficient revenue in our targeted markets to support operations;
•	significant dilution resulting from our financing activities;
•	actions and initiatives taken by both current and potential competitors;
•	supply chain disruptions for components used in our products;
•	manufacturers inability to deliver components or products on time;
•	our ability to diversify our operations;
•	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	deterioration in general or global economic, market and political conditions;
•	inability to efficiently manage our operations;
•	inability to achieve future operating results;
•	the unavailability of funds for capital expenditures;
•	our ability to recruit, hire and retain key employees;
•	the global impact of COVID-19 on the United States economy and out operations;
•	the inability of management to effectively implement our strategies and business plans; and
•	the other risks and uncertainties detailed in this report.

In this form 10-Q references to “PCT LTD”, “the Company”, “we,” “us,” “our” and similar terms refer to PCT LTD and its wholly owned operating subsidiary, Paradigm Convergence Technologies Corporation (“Paradigm”).

COVID-19

The current and potential effects of coronavirus may impact our business, results of operations and financial condition.

Actual or threatened epidemics, pandemics, outbreaks, or other public health crises could materially and adversely impact or disrupt our operations, adversely affect the local economies where we operate and negatively impact our customers’ spending in the impacted regions or depending upon the severity, globally, which could materially and adversely impact our business, results of operations and financial condition. For example, since December 2019, a strain of novel coronavirus (causing “COVD-19”) surfaced in China and has spread into the United States, Europe and most other countries of the world, resulting in certain supply chain disruptions, volatilities in the stock market, lower oil and other commodity prices due to diminished demand, massive unemployment, and lockdown on international travels, all of which has had an adverse impact on the global economy. There is significant uncertainty around the breadth and duration of the business disruptions related to COVID-19, as well as its impact on the U.S. economy. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could adversely affect our ability to adequately staff and manage our business. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain, rapidly changing and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions take to contain it or treat its impact.

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

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded a net loss of $10,287,957 for the six-months ended June 30, 2020 and accumulated losses of $37,063,524 from inception through June 30, 2020.

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

Management projects these costs to total approximately $2,700,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements. Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions, management believes that the Company expects to be covering its fixed operating expenses (“burn rate”)by the end of the third quarter of 2020.

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

SUMMARY OF BALANCE SHEET	June 30, 2020	December 31, 2019
Cash and cash equivalents	$29,260	$67,613
Total current assets	416,893	224,738
Total assets	4,372,919	4,374,775
Total liabilities	22,092,959	14,290,486
Accumulated deficit	(37,063,524)	(26,505,567)
Total stockholders’ deficit	$(18,422,685)	$(10,134,356)

At June 30, 2020, the Company recorded a net loss of $10,287,957 and a working capital deficit of $21,676,066. While we have recently recorded an increase in the amount of revenues from operations, since inception and we had not established an ongoing source of revenue sufficient to cover our operating costs. During the six-months ended June 30, 2020 and 2019 we primarily relied upon advances and loans from stockholders and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $29,260 in cash at June 30, 2020, compared to $67,613 in cash at December 31, 2019. We had total liabilities of $22,092,959 at June 30, 2020 compared to $14,290,486 at December 31, 2019.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $250,000 and to fund future research and development adequately. We intend to rely on additional debt financing, loans from existing stockholders and private placements of common stock for additional funding in addition to the increasing our recognized revenue from the leasing and/or sale of products; however, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Commitments and Obligations

At June 30, 2020 the Company recorded notes payable totaling approximately $2,215,085 (related, non-related and convertible, net of debt discount) compared to notes payable totaling $2,482,743 (related, non-related and convertible, net of debt discount) at December 31, 2019. These notes payable represent cash advances received and expenses paid from third parties and related parties. All of the notes payable carry effective interest from 0% to 585% and are due ranging from on demand to November 8, 2021.

The Company headquarters and operations is located in Little River, South Carolina. The South Carolina lease payment was to $4,800 per month through November 30, 2019. The building was sold and the Company is on a month-to-month lease with the new Landlord, while negotiating a new annual lease, which will likely include monthly lease payments of $7,500/month.

Results of Operations

Three Months Ended June 30, 2020

SUMMARY OF OPERATIONS	Three-month period ended June 30,
	(Unaudited)
	2020	2019
Revenues	$881,172	$118,862
Total operating expenses	1,094,245	527,397
Total other income (expense)	206,764	(3,121,612)
Net loss	(6,309)	(3,530,147)
Preferred series C stock deemed dividends	—	—
Net loss attributable to common stockholders’	(6,309)	(3,530,147)
Basic and diluted loss per share	$(0.00)	$(0.07)

Revenues increased to $881,172, for the three-months ended June 30, 2020 (the “2020 second quarter”) compared to $118,862 for the three-months ended June 30, 2019 (the “2019 second quarter”). The revenue increase for the period was due to the increased volume of fluids sold, as a result of the Company adapting to the COVID-19 pandemic and heightened need for an effective US EPA-registered disinfectant, as well as the additional revenue from recurring leased-equipment income.

Total operating expenses increased to $1,094,245 during the 2020 second quarter compared to $527,397 during the 2019 second quarter. The increase during the second quarter of 2020 was primarily due to an increase in general and administrative expenses and an increase in cost of product, licensing, and equipment leases associated with increased revenue.

General and administrative expenses increased to $592,042 for the 2020 second quarter compared to $415,339 during the 2019 second quarter. The increase during the second quarter of 2020 was primarily due to hiring new employees and expenses related to legal and accounting work.

Depreciation and amortization expenses decreased slightly to $81,348 during the 2020 second quarter compared to $84,189 during the 2019 second quarter. Depreciation and amortization was comparable between the two periods.

Total other income was $206,764 for the 2020 second quarter compared to other expense of $3,121,612 during the 2019 second quarter. The overall change was a result of a gain on settlement of debt and a decrease in the loss on change in fair value of derivatives during the second quarter of 2020.

As a result of the changes described above, net loss decreased to $6,309 during the 2020 second quarter compared to $3,530,147 during the 2019 second quarter.

Six Months Ended June 30, 2020

SUMMARY OF OPERATIONS	Six months period ended June 30,
	(Unaudited)
	2020	2019
Revenues	$1,153,354	$314,819

Total operating expense	$1,874,902	$1,351,927
Total other expense	$9,566,409	$3,413,362
Net loss	$(10,287,957)	$(4,450,470)
Preferred series C stock deemed dividends	(270,000)	—
Net loss attributable to common stockholders’	(10,557,957)	(4,450,470)
Basic and diluted loss per share	$(0.02)	$(0.09)

Revenues increased to $1,153,354 for the six months ended June 30, 2020 compared to $314,819 for the six months ended June 30, 2019. The revenue increase for the period was due to the increased volume of fluids sold as a result of the Company adapting to the COVID-19 pandemic and heightened need for an effective US EPA-registered disinfectant, as well as the additional revenue from recurring leased-equipment income.

Total operating expenses increased to $1,874,902 during the six months ended June 30, 2020 compared to $1,351,927 during the six months ended June 30, 2019. The increase during the period was primarily due to an increase in cost of product, licensing, and equipment leases associated with increased revenue.

General and administrative expenses increased slightly to $1,140,828 for the six months ended June 30, 2020 compared to $1,082,303 during the six months ended June 30, 2019. General and administrative was comparable between the two periods.

Depreciation and amortization expenses decreased slightly to $164,369 during the six months ended June 30, 20120compared to $169,101 during the six months ended June 30, 2019. Depreciation and amortization was comparable between the two periods.

Total other expenses increased to $9,566,409 for six months ended June 30, 2020 compared to $3,413,362 during the six months ended June 30, 2019. The overall increase was a result of an increase in interest expense, and loss on change in fair value of derivatives. This was offset by a gain on the settlement of debt during the six months ended June 30, 2020.

As a result of the changes described above, net loss increased to $10,287,957 during the six months ended June 30, 2020 compared to $4,450,470 during the six months ended June 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. F. Jody Read, our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our principal executive officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer concluded that as of June 30, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. However, we detailed significant business risks in Item 1A to our Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 27, 2020, the Company issued 1,000,000 shares of common stock to an employee of the Company for cash proceeds of $10,000.

On April 27, 2020, the Company issued 2,750,000 shares of common stock for cash proceeds of $110,000.

On May 5, 2020, the Company issued 15,000,000 shares of common stock as part of the note extinguishment and consolidation agreement described in Note 5(e).

On May 19, 2020, the Company issued 500,000 shares of common stock for cash proceeds of $20,000.

On June 24, 2020, 50,000 shares of preferred series C stock was converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 5,000,000 shares of common stock.

Subsequent Issuances After Quarter-End

On July 6, 2020, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide investor relations services for a period of one year in consideration for $3,000 per month and the issuance of 1,000,000 common shares of the Company.

On July 8, 2020, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide operational business development and introductory services for a period of five years in consideration for the issuance of 1,000,000 common shares of the Company and a 5% commission, paid in shares, for any investments brokered.

On August 11, 2020, 75,000 shares of preferred series C stock was converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 7,500,000 shares of common stock.

On August 18, 2020, the Company settled the $100,000 note described in Note 5(i). Pursuant to the settlement agreement, the Company will issue the lender 5,281,088 shares of common stock and pay the lender $140,000 in four monthly installments of $35,000 commencing August 19, 2020 and ending November 19, 2020.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have entered into a number of promissory notes, some of which are in default as of June 30, 2020, or went into default before the filing of this Quarterly Report (See Note 5 to the financial statements).

A significant portion of our current debt is in default, which may subject us to litigation by the debt holders.

As of June 30, 2020, we only had cash and cash equivalents of $29,260 and had a significant amount of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, including increased interest rates, default fees and other financial penalties. As of the date of this Annual Report none of the lenders have pursued their legal remedies, although several lenders have sent us demand letters. Management’s plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company. To date, the main source of funding has been through the issuance of convertible notes with provisions that allow the holder to convert the debt and accrued and unpaid interest at substantial discounts to the trading price of our common stock. The effect of the conversions in the year ended December 31, 2019 and the period ended June 30, 2020 for the convertible notes has been to substantially dilute existing holders of common stock of our Company. However, there is no assurance that management will be successful in being able to continue to obtain additional funding or defend potential litigation by note holders.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation, as currently in effect (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed April 13, 2018)
3.1	Amended Articles of Incorporation increasing authorized shares (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
3(ii)	Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed April 13, 2018)
4.1	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed on September 16, 2019)
4.2	Certificate of Designation of Series B – Super Voting Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed on September 16, 2019)
4.3	Certificate of Designation of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
4.4	Power Up Note dated June 5, 2018 (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed August 20, 2018)
4.5	Second Power Up Note dated July 25, 2018 (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed August 20, 2018)
4.6	Third Power Up Note dated August 27, 2018 (Incorporated by reference to Exhibit 4.3 of Form 10-Q, filed November 21, 2019)
4.7	Fourth Power Up Note dated December 5, 2018 (Incorporated by reference to Exhibit 4.6 of Form 10-Q, filed on September 16, 2019)
4.8	Fifth Power Up Note dated January 15, 2019 (Incorporated by reference to Exhibit 4.7 of Form 10-Q, filed on September 16, 2019)
4.9	Sixth Power Up Note dated February 22, 2019 (Incorporated by reference to Exhibit 4.8 of Form 10-Q, filed on September 16, 2019)
4.10	GS Capital Note dated January 16, 2019 (Incorporated by reference to Exhibit 4.9 of Form 10-Q, filed on September 16, 2019)
4.11	JSJ Note dated January 22, 2019 (Incorporated by reference to Exhibit 4.10 of Form 10-Q, filed on September 16, 2019)
4.12	EMA Note dated January 22, 2019 (Incorporated by reference to Exhibit 4.11 of Form 10-Q, filed on September 16, 2019)
4.13	Adar Note dated February 20, 2019 (Incorporated by reference to Exhibit 4.12 of Form 10-Q, filed on September 16, 2019)
4.14	Peak One Note dated February 21, 2019 (Incorporated by reference to Exhibit 4.13 of Form 10-Q, filed on September 16, 2019)
4.15	Auctus Note dated March 13, 2019 (Incorporated by reference to Exhibit 4.14 of Form 10-Q, filed on September 16, 2019)
4.16	Peak One Opportunity Fund Note dated September 16, 2019 (Incorporated by reference to Exhibit 4.16 of Form 10-Q, filed on August 14, 2020)
4.17	Power-Up #8 Note dated October 8, 2019 (Incorporated by reference to Exhibit 4.17 of Form 10-Q, filed on August 14, 2020)
4.18	Power-Up #9 Note dated October 31, 2019 (Incorporated by reference to Exhibit 4.18 of Form 10-Q, filed on August 14, 2020)
4.19	Power-Up #10 Note dated March 2, 2020 (Incorporated by reference to Exhibit 4.19 of Form 10-Q, filed on August 14, 2020)
4.20	TFK Investments Note dated April 10, 2020 (Incorporated by reference to Exhibit 4.20 of Form 10-Q, filed on August 14, 2020)
4.21	Power-Up #11 Note dated April 16, 2020 (Incorporated by reference to Exhibit 4.21 of Form 10-Q, filed on August 14, 2020)
4.22	Herschbach 2005 Trust Consolidated Note dated May 5, 2020 (Incorporated by reference to Exhibit 4.22 of Form 10-Q, filed on August 14, 2020)
4.23	Power-Up #12 Note dated May 12, 2020 (Incorporated by reference to Exhibit 4.23 of Form 10-Q, filed on August 14, 2020)
4.24	Digital Ally Note dated July 7, 2020 (Incorporated by reference to Exhibit 4.24 of Form 10-Q, filed on August 14, 2020)
4.25	Reserve Capital Management Note dated July 15, 2020 (Incorporated by reference to Exhibit 4.25 of Form 10-Q, filed on August 14, 2020)
10.1	Agreement with Annihilyzer, Inc. dated November 29, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed April 20, 2017)
10.2	Amendment to Agreement with Annihilyzer, Inc. dated April 6, 2017 (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed April 20, 2017)
10.3	Read Consolidated Promissory Note dated September 27, 2017 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed October 4, 2017)
10.4†	Paris Employment Agreement (Incorporated by reference to Exhibit 10.5 of Form 10-Q, filed November 14, 2017)
10.5	Strategic Planning Services Agreement dated March 15, 2018
10.6	Power Up Agreement dated June 5, 2018 (Included in Exhibit 4.1, which is incorporated by reference to Exhibit 4.1 of Form 10-Q, filed August 20, 2018)
10.7	Second Power Up Agreement dated July 25, 2018 (Included in Exhibit 4.2, which is incorporated by reference to Exhibit 4.2 of Form 10-Q, filed August 20, 2018
10.8	Third Power Up Agreement dated August 27, 2018 (Included in Exhibit 4.3, which is incorporated by reference to Exhibit 4.3 of Form 10-Q, filed November 21, 2019)
10.9	Fourth Power Up Agreement dated December 15, 2018 (Incorporated by reference to Exhibit 10.9 of Form 10-Q, filed on September 16, 2019)
10.10	Fifth Power Up Agreement dated January 15, 2019 (Incorporated by reference to Exhibit 10.10 of Form 10-Q, filed on September 16, 2019)
10.11	Sixth Power Up Agreement dated February 22, 2019 (Incorporated by reference to Exhibit 10.11 of Form 10-Q, filed on September 16, 2019)
10.12	GS Capital Agreement dated January 16, 2019 (Incorporated by reference to Exhibit 10.12 of Form 10-Q, filed on September 16, 2019)
10.13	JSJ Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.13 of Form 10-Q, filed on September 16, 2019)
10.14	EMA Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.14 of Form 10-Q, filed on September 16, 2019)
10.15	Adar Agreement dated February 20, 2019 (Incorporated by reference to Exhibit 10.15 of Form 10-Q, filed on September 16, 2019)
10.16	Peak One Agreement dated February 21, 2019 (Incorporated by reference to Exhibit 10.16 of Form 10-Q, filed on September 16, 2019)
10.17	Auctus Agreement dated March 13, 2019 (Incorporated by reference to Exhibit 10.17 of Form 10-Q, filed on September 16, 2019)
10.18†	Read Employment Agreement (Incorporated by reference to Exhibit 10.18 of Form 10-Q, filed on September 16, 2019)
10.19†	Read Addendum to Employment Agreement (Incorporated by reference to Exhibit 10.19 of Form 10-Q, filed on September 16, 2019)
10.20†	Grieco 2019 Employment Agreement (Incorporated by reference to Exhibit 10.20 of Form 10-Q, filed on September 16, 2019)
10.21†	Grieco 2020 Employment Agreement Incorporated by reference to Exhibit 10.21 of Form 10-Q, filed on April 13, 2020)
10.22	Peak One Opportunity Fund Agreement dated September 16, 2019 (Incorporated by reference to Exhibit 10.22 of Form 10-Q, filed on August 14, 2020)
10.23	Power-Up #8 Agreement dated October 8, 2019 (Incorporated by reference to Exhibit 10.23 of Form 10-Q, filed on August 14, 2020)
10.24	Power-Up #9 Agreement dated October 31, 2019 (Incorporated by reference to Exhibit 10.24 of Form 10-Q, filed on August 14, 2020)
10.25	Power-Up #10 Agreement dated March 2, 2020 (Incorporated by reference to Exhibit 10.25 of Form 10-Q, filed on August 14, 2020)
10.26	TFK Investments Agreement dated April 10, 2020 (Incorporated by reference to Exhibit 10.26 of Form 10-Q, filed on August 14, 2020)
10.27	Power-Up #11 Agreement dated April 16, 2020 (Incorporated by reference to Exhibit 10.27 of Form 10-Q, filed on August 14, 2020)
10.28	Herschbach 2005 Trust Agreement dated May 12, 2020 (Incorporated by reference to Exhibit 10.28 of Form 10-Q, filed on August 14, 2020)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCT LTD

Date: August 31, 2020	By:	/s/ Gary Grieco
Gary Grieco, Principal Executive Officer, Principal Financial Officer
Chief Executive Officer and Chairman

