Form 10-Q
period 2020-09-30
PCT LTD
filed 2020-11-16
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐ The registrant does not have a Web site.

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

The number of shares outstanding of the registrant’s common stock as of November 13, 2020 was 689,437,846 which does not include 309,812,154 shares of common stock reserved against default on convertible debt and 750,000 shares for vesting of executive shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations, stockholders’ equity (deficit), and cash flows for the three and nine-month periods ended September 30, 2020 and 2019 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine-month periods ended September 30, 2020 and 2019 are not necessarily indicative of results to be expected for any subsequent period.

PCT LTD

Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$161,248	$67,613
Accounts receivable, net	268,991	111,915
Prepaid expenses	276,864	43,100
Other current assets	6,236	2,110
Total current assets	713,339	224,738

PROPERTY AND EQUIPMENT
Property and equipment, net	513,567	440,109

OTHER ASSETS
Intangible assets, net	3,476,146	3,704,429
Deposits	5,226	5,499
Total other assets	3,481,372	3,709,928

TOTAL ASSETS	$4,708,278	$4,374,775

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$227,859	$315,228
Accrued expenses – related parties	111,609	84,538
Accrued expenses	857,071	890,104
Notes payable – related parties, net	798,214	826,957
Notes payable, net	434,344	468,153
Current portion of convertible notes payable, net	1,134,190	1,187,633
Derivative liability	17,066,643	10,517,873
Total current liabilities	20,629,930	14,290,486

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	53,500	—
TOTAL LIABILITIES	20,683,430	14,290,486

MEZZANINE EQUITY
Preferred series A stock, $0.001 par value; 1,000,000 authorized; 500,000 and 500,000 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	60,398	60,398
Preferred series B stock, $0.001 par value; 1,000,000 authorized; 1,000,000 and 1,000,000 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	158,247	158,247
Preferred series C stock, $0.001 par value; 5,500,000 authorized; 90,000 and nil issued and outstanding at September 30, 2020 and December 31, 2019, respectively	90,000	—
TOTAL MEZZANINE EQUITY	308,645	218,645

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 1,000,000,000 authorized; 674,937,846 and 498,880,300 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	674,938	498,881
Additional paid-in-capital	23,457,582	15,872,330
Accumulated deficit	(40,416,317)	(26,505,567)
TOTAL STOCKHOLDERS’ DEFICIT	(16,283,797)	(10,134,356)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$4,708,278	$4,374,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Product	$488,021	$110,739	$1,233,058	$209,578
Licensing	119,000	29,500	203,000	108,000
Equipment leases	177,067	79,794	501,384	217,274
Total Revenues	784,088	220,033	1,937,442	534,852

OPERATING EXPENSES
General and administrative	614,667	468,694	1,755,495	1,550,997
Research and development	15,547	203	20,547	3,995
Cost of product, licensing and equipment leases	54,901	51,483	619,606	148,214
Depreciation and amortization	90,999	84,467	255,368	253,568
Total operating expenses	776,114	604,847	2,651,016	1,956,774

Income (Loss) from operations	7,974	(384,814)	(713,574)	(1,421,922)

OTHER INCOME (EXPENSE)
Gain (loss) on change in fair value of derivative liability	510,219	(4,169,978)	(9,877,388)	(7,121,619)
Gain on change in fair value of preferred series A stock liability	—	—	—	72,473
Gain on sale of intangible assets	—	—	—	52,498
Gain (loss) on settlement of debt	(3,670,393)	16,706	(1,954,854)	(67,703)
Interest expense	(200,593)	(1,225,906)	(1,094,934)	(1,728,189)
Total other income (expense)	(3,360,767)	(5,379,178)	(12,927,176)	(8,792,540)

Loss before Income taxes	(3,352,793)	(5,763,992)	(13,640,750)	(10,214,462)

Income taxes	—	—	—	—

NET LOSS	$(3,352,793)	$(5,763,992)	$(13,640,750)	$(10,214,462)
Preferred series C stock deemed dividends	—	—	(270,000)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS’	$(3,352,793)	$(5,763,992)	$(13,910,750)	$(10,214,462)

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.10)

Basic and diluted weighted average shares outstanding	608,601,357	206,524,228	575,094,639	102,223,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2019	498,880,300	$498,881	$15,872,330	$(26,505,567)	$(10,134,356)
Common stock issued for services	15,525,000	15,525	103,538	—	119,063
Common stock issued in settlement of debt	250,000	250	7,975	—	8,225
Common stock issued in conversion of convertible notes payable	36,050,000	36,050	360,660	—	396,710
Beneficial conversion feature on preferred series C stock	—	—	270,000	(270,000)	—
Net loss for the three-months ended March 31, 2020	—	—	—	(10,281,648)	(10,281,648)
Balance – March 31, 2020	550,705,300	$550,706	$16,614,503	$(37,057,215)	$(19,892,006)
Common stock issued for cash	4,250,000	4,250	135,750	—	140,000
Stock-based compensation	—	—	14,182	—	14,182
Common stock issued in settlement of debt	15,000,000	15,000	826,500	—	841,500
Common stock issued in cashless exercise of warrants	9,246,186	9,246	420,702	—	429,948
Common stock issued in conversion of preferred series C stock	5,000,000	5,000	45,000	—	50,000
Net loss for the three-months ended June 30, 2020	—	—	—	(6,309)	(6,309)
Balance – June 30, 2020	584,201,486	$584,202	$18,056,637	$(37,063,524)	$(18,422,685)
Common stock issued for services	10,000,000	10,000	384,038	—	394,038
Common stock issued in conversion of convertible notes payable	45,736,360	45,736	497,222	—	542,958
Common stock issued in conversion of preferred series C stock	35,000,000	35,000	359,000	—	394,000
Premium related to conversion feature on note payable	—	—	4,160,685	—	4,160,685
Net loss for the three-months ended September 30, 2020	—	—	—	(3,352,793)	(3,352,793)
Balance – September 30, 2020	674,937,846	$674,938	$23,457,582	$(40,416,317)	$(16,283,797)

PCT LTD

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2018	44,559,238	$44,560	$11,588,030	$(9,927,003)	$1,705,587
Common stock issued for services	575,000	575	98,352	—	98,927
Common stock issued in settlement of debt	5,383,810	5,383	800,012	—	805,395
Net loss for the three-months ended March 31, 2019	—	—	—	(920,323)	(920,323)
Balance – March 31, 2019	50,518,048	$50,518	$12,486,394	$(10,847,326)	$1,689,586
Stock-based compensation	—	—	23,125	—	23,125
Common stock issued in conversion of convertible notes payable	26,341,913	26,342	261,034	—	287,376
Net loss for the three-months ended June 30, 2019	—	—	—	(3,530,147)	(3,530,147)
Balance – June 30, 2019	76,859,961	$76,860	$12,770,553	$(14,377,473)	$(1,530,060)
Common stock issued for services	1,000,000	1,000	28,339	—	29,339
Common stock issued in cashless exercise of warrants	12,030,881	12,031	220,803	—	232,834
Common stock issued in conversion of convertible notes payable	172,469,200	172,470	1,951,645	—	2,124,115
Net loss for the three-months ended September 30, 2019	—	—	—	(5,763,992)	(5,763,992)
Balance – September 30, 2019	262,360,042	$262,361	$14,971,340	$(20,141,465)	$(4,907,764)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(13,640,750)	$(10,214,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255,368	253,568
Amortization of debt discounts	353,012	735,582
Amortization of operating lease right-of-use asset	—	35,452
Common stock issued for services	527,283	151,391
Loss on change in fair value of derivative liability	9,877,388	7,121,619
Gain on change in fair value of preferred series A stock liability	—	(72,473)
Series B preferred stock issued for services	—	155,000
Loss on settlement of debt	1,954,854	67,703
Gain on sale of intangible assets	—	(52,498)
Default penalties on convertible notes payable	13,762	665,731
Changes in operating assets and liabilities:
Accounts receivable	(157,076)	(137,092)
Inventory	26,669	21,707
Prepaid expenses	(241,764)	173,514
Other assets	(3,853)	—
Operating lease liability	—	(34,205)
Accounts payable	(87,369)	66,737
Accrued expenses – related party	27,071	18,104
Accrued expenses	807,049	447,921
Contract liabilities	—	—
Net cash used in operating activities	(288,356)	(596,701)

Cash Flows from Investing Activities
Proceeds from sale of intangible assets	—	111,323
Purchases of property and equipment	(127,212)	(2,516)
Purchase of intangible assets	—	(5,000)
Net cash provided by investing activities	(127,212)	103,807

Cash Flows from Financing Activities
Proceeds from notes payable – related parties	3,500	17,544
Proceeds from notes payable	428,030	138,600
Proceeds from convertible notes payable	613,000	480,750
Proceeds from the sale of common stock	140,000	—
Proceeds from preferred series C stock subscriptions	270,000	—
Repayments of notes payable – related parties	(32,286)	(20,044)
Repayments of notes payable	(556,153)	(31,180)
Repayments of convertible notes payable	(356,888)	(91,000)
Net cash provided by financing activities	509,203	494,670

Net change in cash	93,635	1,776
Cash and cash equivalents at beginning of period	67,613	4,893
Cash and cash equivalents at end of period	$161,248	$6,669

Supplemental Cash Flow Information
Cash paid for interest	$77,687	$40,914
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Preferred series C stock deemed dividend	$270,000	$—
Original debt discounts against notes payable	$95,562	$10,204
Original debt discounts against convertible notes payable	$201,388	$610,125
Modification of notes payable	$—	$20,590
Common stock issued in conversion of convertible notes payable	$939,668	$2,411,491
Common stock issued in cashless exercise of warrants	$429,948	$232,834
Common stock issued in conversion of preferred series C stock	$444,000	$—
Accounts receivable netted against notes payable	$—	$28,090
Initial operating lease right-of-use asset and liability	$—	$43,330
Preferred series A stock reclassification from liability to mezzanine equity	$—	$60,398
Property plant and equipment transferred to inventory	$26,669	$19,405
Extinguishment of notes payable	$—	$175,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Notes to the Unaudited

Condensed Consolidated Financial Statements

September 30, 2020

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

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on our business, financial condition and results of operations. The significance of the impact of the COVID-19 outbreak on the Company’s businesses and the duration for which it may have an impact cannot be determined at this time. At a minimum, the COVID-19 pandemic caused the Company to restrict travel of its personnel and to initiate distributor installations of certain of the Company’s equipment, as possible. The Company adapted to the immediate need for its US EPA registered disinfectant at the end of March and beginning of April, 2020, but installing greater storage reserves and by assembling more of it higher-volume equipment to produce the hospital grade disinfectant known as Hydrolyte®. There were hard costs associates with these adaptations to the Little River, SC facility, but the Company continues to benefit from its fluid production capacities over the longer term. As the Federal, state and other restrictions associated with the pandemic have lessened, the Company is able to act more effectively in obtaining new contracts for its healthcare equipment, the Annihilyzer®.

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

The Company has one wholly-owned subsidiary, Paradigm Convergence Technologies Corporation (“Paradigm” or “PCT Corp.”). Paradigm is located in Little River, SC and was formed June 6, 2012 under the name of EUR-ECA, Ltd. On September 11, 2015, its Board of Directors authorized EUR-ECA Ltd to file with the Nevada Secretary of State to change its name to Paradigm Convergence Technologies Corp. Paradigm is a technology licensing company specializing in environmentally safe solutions for global sustainability. The company holds a patent, intellectual property and/or distribution rights to innovative products and technologies. Paradigm provides innovative products and technologies for eliminating biocidal contamination from water supplies, industrial fluids, hard surfaces, food processing equipment, and medical devices. Paradigm’s overall strategy is to market new products and technologies through the use of equipment leasing, joint ventures, licensing, distributor agreements and partnerships.

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

Our financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2020, consisted of the following:

	Total fair value at September 30, 2020 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Description:
Derivative liability (1)	17,066,643	—	—	17,066,643
Total	17,066,643	—	—	17,066,643

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019, consisted of the following:

	Total fair value at December 31, 2019 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Description:
Derivative liability (1)	10,517,873	—	—	10,517,873
Total	10,517,873	—	—	10,517,873

(1) The Company has estimated the fair value of these liabilities using the Binomial Model.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As September 30, 2020, there were outstanding common share equivalents (options, warrants, convertible notes payable, preferred series A stock and preferred series C stock) which amounted to 617,194,775 shares of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

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

NOTE 2. GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $40,416,317 and has negative cash flows from operations. As of September 30, 2020, the Company had a working capital deficit of $19,916,591. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Machinery and leased equipment	$151,719	$151,719
Machinery and equipment not yet in service	294,896	321,565
Office equipment and furniture	147,276	20,064
Website	2,760	2,760

Total property and equipment	$596,651	$496,108
Less: Accumulated Depreciation	(83,084)	(55,999)

Property and equipment, net	513,567	440,109

Depreciation expense was $27,085 and $18,947 for the nine-months ended September 30, 2020 and 2019, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Patents	$4,505,489	$4,505,489
Technology rights	200,000	200,000
Intangibles, at cost	4,705,489	4,705,489
Less: Accumulated amortization	(1,229,343)	(1,001,060)
Net Carrying Amount	$3,476,146	$3,704,429

Amortization expense was $228,283 and $234,621 for the nine-months ended September 30, 2020 and 2019, respectively.

Estimated Future Amortization Expense:

$
For year ending December 31, 2020 - remaining	75,501
For year ending December 31, 2021	302,003
For year ending December 31, 2022	302,003
For year ending December 31, 2023	302,003
For year ending December 31, 2024	302,003
Thereafter	2,041,631
Total	3,325,144

NOTE 5. Notes Payable

The following tables summarize notes payable as of September 30, 2020 and December 31, 2019:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at September 30, 2020	Balance at December 31, 2019
Note Payable **	$25,000	05/08/2017	06/30/2018	0%	$27,500	$27,500
Note Payable (aa)	$130,000	06/20/2018	01/02/2020	8%	$—	$130,000
Note Payable **	$8,700	11/15/2018	06/30/2019	10%	$8,700	$8,700
Note Payable (e)	$90,596	09/15/2019	05/28/2020	8%	$—	$90,596
Note Payable (n)	$50,000	10/03/2019	04/03/2020	12%	$—	$37,500
Note Payable (e)	$17,500	11/12/2019	11/12/2020	8%	$—	$17,500
Note Payable **	$83,400	12/20/2019	06/19/2020	150%	$19,245	$80,192
Note Payable	$148,362	12/20/2019	11/27/2020	80%	$33,000	$145,404
Note Payable (a)	$25,782	01/08/2020	05/13/2020	313%	$—	$—
Note Payable (b)	$33,660	02/19/2020	04/30/2020	585%	$—	$—
Note Payable (c)(e)	$20,000	02/28/2020	05/28/2020	8%	$—	$—
Note Payable (d) **	$100,000	03/31/2020	08/01/2020	30%	$25,000	$—
Note Payable (e)	$118,644	05/05/2020	05/05/2021	8%	$110,644	$—
Note Payable (f)(x)	$150,000	07/08/2020	10/05/2021	10%	$—	$—
Note Payable (g)	$119,200	07/15/2020	11/04/2020	23%	$37,250	$—
Note Payable (w)	$140,000	08/18/2020	11/19/2020	0%	$70,000	$—
Note Payable (h)	$74,950	08/21/2020	11/28/2020	343%	$46,040	$—
Note Payable (y)	$100,000	09/03/2020	12/08/2020	0%	$75,000	$—
Subtotal					$452,379	$537,392
Debt discount					$(18,035)	$(69,239)
Balance, net					$434,344	$468,153
Less current portion					$(434,344)	$(468,153)
Total long-term					$—	$—

** Currently in default

a)	On January 8, 2020, the Company sold future receivables with a non-related party for up to $87,540. During the period $25,782 was sold, of which $10,207 was loan fees and original issue discount resulting in cash proceeds to the Company of $15,575. The advance was repaid through $1,450 weekly payments. In connection with the advance, the Company granted the lender a security interest in all accounts, equipment, intangibles and inventory. This note was repaid during the period.

b)	On February 19, 2020, the Company sold future receivables with a non-related party for $33,660, of which $13,710 was loan fees and original issue discount resulting in cash proceeds to the Company of $19,950. The advance was repaid through $660 daily payments. In connection with the advance, the Company granted the lender a security interest in all accounts, equipment, intangibles and inventory. This note was repaid during the period.

c)	On February 28, 2020, the Company entered into a promissory note with a non-related party for $20,000. The note is due May 28, 2020, is unsecured and bears an interest rate of 8% per annum. On May 5, 2020, the Company consolidated this note with two others as described in Note 5(e).

d)	On March 31, 2020, the Company entered into a promissory note with a non-related party for $100,000. The note is due August 1, 2020, is unsecured and bears interest at $2,500 per month, repayable in four monthly payments of $27,500 commencing May 1, 2020. Additionally, the Company issued the lender 250,000 shares of the Company’s common stock with a fair market value of $8,225 as additional consideration for the loan.

e)	On May 5, 2020, the Company consolidated three notes with principal amounts of $90,596, $17,500 and $20,000 as well as accrued interest into a new note with a principal amount of $118,644 and a maturity date of May 5, 2021. The note bears interest at 8% per annum and in connection with the consolidation the Company issued the lender 15,000,000 shares of the Company’s common stock with a fair value of $841,500. As the instruments were substantially different, the old notes were considered to be extinguished and the Company recognized a loss on settlement of debt of $826,500.

f)	On July 8, 2020, the Company entered into a promissory note with a non-related party for $150,000. The note is due October 5, 2020, is unsecured and bears an interest rate of 10% per annum. On August 27, 2020, the note was consolidated and replaced with the convertible note described in Note 5(x).

g)	On July 15, 2020, the Company sold future receivables with a non-related party for $119,200, of which $44,700 was loan fees and original issue discount resulting in cash proceeds to the Company of $74,500. The advance is repayable through $7,450 weekly payments. In connection with the advance, the Company granted the lender a security interest in all accounts, equipment, intangibles and inventory.

h)	On August 21, 2020, the Company sold future receivables with a non-related party for $74,950, of which $26,945 was loan fees and original issue discount resulting in cash proceeds to the Company of $48,005. The advance is repayable through $1,071 daily payments. In connection with the advance, the Company granted the lender a security interest in all accounts, equipment, intangibles and inventory.

The following table summarizes notes payable, related parties as of September 30, 2020 and December 31, 2019:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at September 30, 2020	Balance at December 31, 2019
Note Payable, RP **	$30,000	04/10/2018	01/15/2019	3%	$30,000	$30,000
Note Payable, RP **	$380,000	06/20/2018	01/02/2020	8%	$380,000	$380,000
Note Payable, RP **	$350,000	06/20/2018	01/02/2020	5%	$294,214	$325,000
Note Payable, RP **	$17,000	06/20/2018	01/02/2020	5%	$17,000	$17,000
Note Payable, RP **	$50,000	07/27/2018	11/30/2018	8%	$50,000	$50,000
Note Payable, RP	$5,000	10/09/2018	Demand	0%	$5,000	$5,000
Note Payable, RP	$5,000	10/19/2018	Demand	0%	$5,000	$5,000
Note Payable, RP **	$15,000	08/16/2019	02/16/2020	8%	$15,000	$15,000
Note Payable, RP (i)	$1,500	02/11/2020	Demand	0%	$—	$—
Note Payable, RP (j)	$2,000	02/11/2020	Demand	0%	$2,000	$—
Subtotal					$798,214	$827,000
Debt discount					$—	$(43)
Balance, net					$798,214	$826,957
Less current portion					$(798,214)	$(826,957)
Total long-term					$—	$—

** Currently in default

i)	On February 11, 2020, the Company entered into a promissory note with the Chairman and CEO of the Company for $1,500. The note is due on demand, is unsecured and bears an interest rate of 0% per annum. The note was repaid during the period.

j)	On February 11, 2020, the Company entered into a promissory note with the COO and Director of the Company for $2,000. The note is due on demand, is unsecured and bears an interest rate of 0% per annum.

The following table summarizes convertible notes payable as of September 30, 2020 and December 31, 2019:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at September 30, 2020	Balance at December 31, 2019
Convertible Note Payable (k)	$50,000	12/06/2018	12/06/2019	12%	$—	$22,777
Convertible Note Payable * **	$65,000	12/06/2018	12/06/2019	12%	$46	$46
Convertible Note Payable (l)(w)	$100,000	01/18/2019	01/16/2020	24%	$—	$95,492
Convertible Note Payable (u)	$60,000	01/29/2019	01/22/2020	18%	$—	$266,050
Convertible Note Payable * **	$50,000	02/01/2019	10/22/2019	24%	$154,330	$154,330
Convertible Note Payable (r)	$60,000	02/21/2019	02/14/2022	0%	$—	$74,000
Convertible Note Payable (m)(y)	$55,125	02/21/2019	02/20/2020	24%	$—	$42,125
Convertible Note Payable * **	$75,000	03/18/2019	12/13/2019	24%	$232,814	$232,814
Convertible Note Payable (r)	$26,000	09/16/2019	09/11/2022	0%	$—	$26,000
Convertible Note Payable (n)	$175,814	09/27/2019	09/25/2020	8%	$—	$175,814
Convertible Note Payable	$53,000	10/08/2019	10/07/2020	12%	$—	$53,000
Convertible Note Payable	$50,000	10/31/2019	10/29/2020	12%	$—	$50,000
Convertible Note Payable (o)	$8,888	02/19/2020	02/18/2021	12%	$—	$—
Convertible Note Payable (p) * **	$30,000	03/06/2020	03/05/2021	12%	$30,000	$—
Convertible Note Payable (q)	$45,000	03/09/2020	03/02/2021	12%	$—	$—
Convertible Note Payable (s) * **	$150,000	04/10/2020	04/09/2021	12%	$150,000	$—
Convertible Note Payable (t)	$128,000	04/16/2020	04/09/2021	12%	$128,000	$—
Convertible Note Payable (v)	$83,000	05/12/2020	11/08/2021	12%	$83,000	$—
Convertible Note Payable (x)	$300,000	08/27/2020	07/31/2021	10%	$300,000	$—
Convertible Note Payable (z)	$53,500	09/22/2020	03/21/2022	12%	$53,500	$—
Convertible Note Payable (aa)	$87,500	09/24/2020	Demand	8%	$56,000	$—
Subtotal					$1,187,690	$1,192,448
Debt discount					$—	$(4,815)
Balance, net					$1,187,690	$1,187,633
Less current portion					$(1,134,190)	$(1,187,633)
Total long-term					$53,500	$—
* Embedded conversion feature accounted for as a derivative liability at period end ** Currently in default

k)	During the period ended September 30, 2020, $22,777 of principal and $4,007 of interest of the convertible note payable was converted into 37,005,272 shares of the Company’s common stock.

l)	During the period ended September 30, 2020, the Company was further assessed default penalties and interest on this convertible note as the note reached maturity. Additional default and penalties were assessed in the amount of $142,795 of which $9,549 was recorded as a principal addition and $133,246 was recorded in accrued interest.

During the period ended September 30, 2020, $4,562 of principal and $191 of interest of the convertible note payable was converted into 5,281,088 shares of the Company’s common stock.

m)	During the period ended September 30, 2020, the Company was further assessed default penalties and interest on this convertible note as the note reached maturity. Additional default and penalties were assessed in the amount of $4,213 was recorded as a principal addition.

During the period ended September 30, 2020, $7,168 of principal of the convertible note payable was converted into 8,000,000 shares of the Company’s common stock.

n)	On February 7, 2020, the Company extinguished both promissory note (totaling $39,000) and convertible note (totaling $181,000), including accrued interest with a non-related party through the issuance of 220,000 shares of preferred series C stock. The Company recorded the difference between the fair value of the preferred series C stock of $264,000 and the debt outstanding of $220,000 as a loss on extinguishment of debt of $44,000.

o)	On February 19, 2020, the Company received another tranche on a convertible note originally dated December 6, 2018. The new tranche had a principal amount of $8,888, with an original issue discount of $888. The convertible note is due 365 days from issuance, bears interest at 12% per annum and is convertible into common shares of the Company at 65% multiplied by the lowest traded price or lowest closing bid price during the 25 days the Company’s stock is tradable prior to the conversion date. Further, if at any time the stock price is less than $0.30 an additional 20% discount is applied and if at any time the conversion price is less than $0.01 and additional 10% is applied. Further, an additional 15% is applied if the Company fails to comply with its reporting requirements. During the period, all these additional discounts were triggered.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $70,719 and resulted in a discount to the note payable of $8,000 and an initial derivative expense of $62,719.

During the period ended September 30, 2020, the entire amount was repaid.

p)	On March 6, 2020, the Company received another tranche on a convertible note originally dated December 6, 2018. The new tranche had a principal amount of $30,000, with an original issue discount of $4,000. The convertible note is due 365 days from issuance, bears interest at 12% per annum and is convertible into common shares of the Company at 65% multiplied by the lowest traded price or lowest closing bid price during the 25 days the Company’s stock is tradable prior to the conversion date. Further, if at any time the stock price is less than $0.30 an additional 20% discount is applied and if at any time the conversion price is less than $0.01 and additional 10% is applied. Further, an additional 15% is applied if the Company fails to comply with its reporting requirements. During the period, all these additional discounts were triggered.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $391,837 and resulted in a discount to the note payable of $26,000 and an initial derivative expense of $365,837.

q)	On March 9, 2020, the Company entered into a convertible promissory with a non-related party for $45,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $42,000. The note is due on March 2, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. The note was repaid prior to becoming convertible and no derivative liability was recorded.

r)	On April 1, 2020, the Company entered into a settlement agreement to settle two convertible notes with remaining principal amounts $74,000 and $26,000. Pursuant to the settlement agreement, the Company agreed to pay $100,000 to settle the principal and accrued interest and penalties relating to the two convertible notes. As a result, the Company recorded a gain on settlement of debt of $312,269.

s)	On April 10, 2020, the Company entered into a convertible promissory note with a non-related party for $150,000 of which $18,000 was an original issue discount resulting in cash proceeds to the Company of $132,000. The note is due on April 9, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. The Note may be converted by the Lender at any time into shares of Company’s common stock at a conversion price equal to 65% of the lowest trading price during the 25-trading day period prior to the conversion date. Further, an additional 15% is applied if the Company fails to comply with its reporting requirements. During the period, this additional discount was triggered.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $507,847 and resulted in a discount to the note payable of $132,000 and an initial derivative expense of $375,847.

t)	On April 16, 2020, the Company entered into a convertible promissory with a non-related party for $128,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $125,000. The note is due on April 9, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the note is not convertible until 180 days following issuance, no derivative liability was recognized as of September 30, 2020.

u)	On May 11, 2020, the Company entered into a settlement agreement to settle the $60,000 convertible note. Pursuant to the settlement agreement, the Company agreed to pay $100,000 to settle the principal and accrued interest and penalties relating the convertible note. As a result, the Company recorded a gain on settlement of debt of $2,273,770.

v)	On May 12, 2020, the Company entered into a convertible promissory with a non-related party for $83,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $80,000. The note is due on November 8, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the note is not convertible until 180 days following issuance, no derivative liability was recognized as of September 30, 2020.

w)	On August 18, 2020, the Company entered into a settlement agreement to settle the $100,000 convertible note. Pursuant to the settlement agreement, the Company agreed to pay $140,000 in four monthly installments of $35,000 commencing August 19, 2020 and ending November 19, 2020 to settle the principal and accrued interest and penalties relating the convertible note. As a result, the Company recorded a gain on extinguishment of debt of $500,565. As of September 30, 2020, $70,000 was remaining to be paid pursuant to the settlement agreement has been recorded in notes payable.

x)	On August 27, 2020, the Company executed a new, consolidated convertible note with a non-related party by extinguishing the promissory note in the amount of $150,000 with interest due of $2,055. The new convertible note is in the amount of $300,000 (an additional $150,000 received), is due on or before July 31, 2021, has an 10% per annum interest rate and may be converted into shares of the Company’s common stock at $0.075 per share.

y)	On September 3, 2020, the Company entered into a settlement agreement to settle the $55,125 convertible note. Pursuant to the settlement agreement, the Company agreed to pay $100,000 in four monthly installments of $25,000 commencing September 8, 2020 and ending December 8, 2020 to settle the principal and accrued interest and penalties relating the convertible note. As a result, the Company recorded a loss on extinguishment of debt of $10,273. As of September 30, 2020, $75,000 was remaining to be paid pursuant to the settlement agreement has been recorded in notes payable.

z)	On September 22, 2020, the Company entered into a convertible promissory with a non-related party for $53,500 of which $3,500 was an original issue discount resulting in cash proceeds to the Company of $50,000. The note is due on March 21, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the note is not convertible until 180 days following issuance, no derivative liability was recognized as of September 30, 2020.

aa)	On September 25, 2020, the Company amended a promissory note to add a conversion feature making the note convertible at $0.001 per share, with all other terms remaining the same. As the instruments were substantially different, the promissory note was considered to be extinguished. As a result, the Company recorded a loss on extinguishment of debt of $4,160,685.

During the period ended September 30, 2020, $31,500 of principal of the convertible note payable was converted into 31,500,000 shares of the Company’s common stock.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	September 30, 2020	December 31, 2019
Balance at the beginning of period	$10,517,873	$322,976
Original discount limited to proceeds of notes	166,000	540,750
Fair value of derivative liabilities in excess of notes proceeds received	804,403	1,653,887
Settlement of derivative instruments	(3,494,618)	(3,258,054)
Change in fair value of embedded conversion option	9,072,985	11,258,314
Balance at the end of the period	$17,066,643	$10,517,873

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option as their fair values were determined by using the Binomial Model based on various assumptions.

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At issuance during the period	336-358%	0.25-1.47%	0%	1.00
At September 30, 2020	127-256%	0.11-0.16%	0%	0.43-3.45

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

During the period ended September 30, 2020, the Company sold 270,000 shares of preferred series C stock for proceeds of $270,000.

The preferred series C stock sold during the period contained a beneficial conversion feature as the conversion price was less than the fair value of the common stock which the instrument is convertible at the commitment date. During the nine-months ended September 30, 2020, the intrinsic value of the 270,000 shares sold was $270,000. As the preferred series C stock are have no stated maturity date and are convertible at any time, the discount created in the preferred series C stock is fully amortized at issuance as a deemed dividend.

During the period ended September 30, 2020, 400,000 shares of preferred series C stock with a value of $444,000 was converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 40,000,000 shares of common stock.

Common Stock

On January 1, 2019, the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock valued at $240,000, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020, 375,000 shares on March 1, 2021 and the final 375,000 shares on March 1, 2022. On October 4, 2019, F. Jody Read resigned from the position of CEO and moved back into the role of COO. The terms of his employment agreement remained unchanged. As of September 30, 2020, 750,000 shares were issued and the Company had recognized $159,431 of stock-based compensation.

During the period ended September 30, 2020, $22,777 of principal and $4,007 of interest of the convertible note payable was converted into 37,005,272 shares of the Company’s common stock as further described in Note 5(h).

During the period ended September 30, 2020, the Company issued 9,246,186 shares of common stock upon the cashless exercise of 9,280,742 warrants.

During the period ended September 30, 2020, 400,000 shares of preferred series C stock with a value of $444,000 was converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 40,000,000 shares of common stock.

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

On July 1, 2020, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide advisory services through December 31, 2021 in consideration of 8,000,000 shares of common stock. The fair value of the common stock was $307,200 of which $49,685 was recognized in consulting expenses for the period ended September 30, 2020, with the remainder in prepaid assets for future services.

On July 6, 2020, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide investor relations services for a period of one year in consideration for $3,000 per month and the issuance of 1,000,000 shares of common stock. The fair value of the common stock was $36,000 of which $8,482 was recognized in consulting expenses for the period ended September 30, 2020, with the remainder in prepaid assets for future services.

On July 8, 2020, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide operational business development and introductory services for a period of five years in consideration for the issuance of 1,000,000 shares of common stock and a 5% commission, payable in cash, for any product sales brokered. The fair value of the common stock was $36,500 which was recognized in consulting expenses.

On August 14, 2020, $4,562 of principal and $191 of interest of a convertible note payable was converted into 5,281,088 shares of the Company’s common stock as further described in Note 5(l).

On September 2, 2020, $7,168 of principal of a convertible note payable was converted into 8,000,000 shares of the Company’s common stock as further described in Note 5(m).

On September 29, 2020, $31,500 of principal of a convertible note payable was converted into 31,500,000 shares of the Company’s common stock as further described in Note 5(aa).

NOTE 8. STOCK OPTIONS

Below is a table summarizing the options issued and outstanding as of September 30, 2020:

	Number of options	Weighted average exercise price $
Balance, December 31, 2019	200,000	2.00
Granted	—	—
Expired	—	—
Settled	—	—
Balance, September 30, 2020	200,000	2.00

As at September 30, 2020, the following share stock options were outstanding:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
01/26/2017	200,000	200,000	2.00	1.32	01/26/2022	400,000
	200,000	200,000				$400,000

The weighted average exercise prices are $2.00 for the options outstanding and exercisable, respectively. The intrinsic value of stock options outstanding at September 30, 2020 was $nil.

NOTE 9. WARRANTS

The Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible instruments. The initial fair value of the warrants issued during the period was calculated using the Binomial Model as described in Note 6.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, December 31, 2019	413,816,252	0.00053
Adjustment to warrants outstanding	43,154,762	0.00056
Granted	—	—
Exercised	(9,280,742)	0.00035
Balance, September 30, 2020	447,690,272	0.00049

As at September 30, 2020, the following share purchase warrants were outstanding:

Date	Number		Number		Exercise		Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding		Exercisable		Price $		Life (Years)	Date	Exercised
11/28/2018	142,857,143	*	142,857,143	*	0.00035	*	1.16	11/28/2021	$50,000
12/03/2018	500,000		500,000		0.10		3.18	12/03/2023	50,000
02/14/2019	143,618,843	*	143,618,843	*	0.00035	*	3.38	02/14/2024	50,267
03/13/2019	107,142,857	*	107,142,857	*	0.00035	*	3.45	03/13/2024	37,500
09/11/2019	53,571,429	*	53,571,429	*	0.00056	*	3.95	09/11/2024	30,000
	447,690,272		447,690,272						$217,767

*The number of warrants outstanding and exercisable is variable based on adjustments to the exercise price of the warrant due to dilutive issuances.

The intrinsic value of warrants outstanding at September 30, 2020 was $14,768,388.

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

Other Obligations and Commitments –

On March 20, 2020, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide investor relations services for a period of nine months. The Company issued the consultant 150,000 shares of common stock.

On July 1, 2020, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide advisory services through December 31, 2021 in consideration of 8,000,000 shares of common stock.

On July 6, 2020, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide investor relations services for a period of one year in consideration for $3,000 per month and the issuance of 1,000,000 shares of common stock.

On July 8, 2020, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide operational business development and introductory services for a period of five years in consideration for the issuance of 1,000,000 shares of common stock and a 5% commission, payable in cash for any product sales brokered.

On August 26, 2020 the Company signed a new 1-year lease for the Company headquarters and operations located in Little River, South Carolina. The lease was effective retroactively from July 1, 2020, ending on June 30, 2021, for $7,500 per month. The Company has an option to renew the lease for an additional 4-years.

NOTE 12. SUBSEQUENT EVENTS

On October 1, 2020, the Company sold future receivables with a non-related party for $199,500, of which $97,950 was loan fees, original issue discount and reserve resulting in cash proceeds to the Company of $101,550. The advance is to be repaid through $3,841 weekly payments. In connection with the advance, the Company granted the lender a security interest any and all past, present and future assets of the Company.

On October 7, 2020, the Company entered into a convertible promissory with a non-related party for $200,000. The note is due on October 7, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price of $0.20.

On October 5, 2020, $8,338 of principal and $500 of interest of a convertible note payable was converted into 1,000,000 shares of the Company’s common stock as further described in Note 5(p).

On October 5, 2020, 50,000 shares of preferred series C stock was converted into common stock resulting in the issuance of 5,000,000 shares of common stock.

On October 6, 2020, the Company issued 3,500,000 common shares at $0.02 for proceeds of $70,000.

On October 7, 2020, the Company entered into a Services Agreement with a consultant for services for a period of six months. In consideration for services the Company issued 5,000,000 shares of common stock.

On October 16, 2020, the Company entered into a convertible promissory with a non-related party for $200,000. The note is due on October 16, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price of $0.20.

On November 11, 2020, the Company entered into a convertible promissory with a non-related party for $300,000. The note is due on November 11, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price of $0.15.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, a,re subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

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

Actual or threatened epidemics, pandemics, outbreaks, or other public health crises could materially and adversely impact or disrupt our operations, adversely affect the local economies where we operate and negatively impact our customers’ spending in the impacted regions or depending upon the severity, globally, which could materially and adversely impact our business, results of operations and financial condition. For example, since December 2019, a strain of novel coronavirus (causing “COVD-19”) surfaced in China and has spread into the United States, Europe and most other countries of the world, resulting in certain supply chain disruptions, volatilities in the stock market, lower oil and other commodity prices due to diminished demand, massive unemployment, and lockdown on international travels, all of which has had an adverse impact on the global economy. There is significant uncertainty around the breadth and duration of the business disruptions related to COVID-19, as well as its impact on the U.S. economy. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could adversely affect our ability to adequately staff and manage our business. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain, rapidly changing and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.

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

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded a net loss of $13,640,750 for the nine-months ended September 30, 2020 and accumulated losses of $40,416,317 from inception through September 30, 2020.

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

The expected costs for the next twelve months include:

•	continuation of commercial launch of non-toxic sanitizing, disinfecting and sterilizing products and technologies with a strong emphasis on health care facilities, including hospitals, nursing homes, assisted living facilities, clinics and medical, dental and veterinarian offices;

•	continued research and development on product generation units including those designed for on-site deployment at customers’ facilities;

•	accelerated research and development and initial commercialization on applications of the products in the agricultural sector, most specifically with respect to abatement of a specific crop disease crisis caused by a bacterium in the U.S. and elsewhere;

•	acquiring available complementary technology rights;

•	payment of short-term debt;

•	hiring of additional personnel in 2020 and 2021; and

•	general and administrative operating costs.

Management projects these costs to total approximately $2,700,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements. Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions, management believes that the Company expects to be covering its fixed operating expenses (“burn rate”) by the end of the first quarter of 2021.

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

SUMMARY OF BALANCE SHEET	September 30, 2020	December 31, 2019
Cash and cash equivalents	$161,248	$67,613
Total current assets	713,339	224,738
Total assets	4,708,278	4,374,775
Total liabilities	20,683,430	14,290,486
Accumulated deficit	(40,416,317)	(26,505,567)
Total stockholders’ deficit	$(16,283,797)	$(10,134,356)

At September 30, 2020, the Company recorded a net loss of $13,640,750 and a working capital deficit of $19,916,591. While we have recently recorded an increase in the amount of revenues from operations, since inception and we had not established an ongoing source of revenue sufficient to cover our operating costs. During the nine-months ended September 30, 2020 and 2019 we primarily relied upon advances and loans from stockholders and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $161,248 in cash at September 30, 2020, compared to $67,613 in cash at December 31, 2019. We had total liabilities of $20,683,430 at September 30, 2020 compared to $14,290,486 at December 31, 2019.

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

Commitments and Obligations

At September 30, 2020 the Company recorded notes payable totaling approximately $2,420,248 (related, non-related and convertible, net of debt discount) compared to notes payable totaling $2,482,743 (related, non-related and convertible, net of debt discount) at December 31, 2019. These notes payable represent cash advances received and expenses paid from third parties and related parties. All of the notes payable carry effective interest from 0% to 585% and are due ranging from on demand to March 21, 2022.

The Company headquarters and operations is located in Little River, South Carolina. The South Carolina lease payment was $4,800 per month through November 30, 2019. The building was sold, and the Company was on a month-to-month lease with the new Landlord through June 30, 2020. On August 26, 2020 the Company signed a new 1-year lease, retroactive to July 1, 2020, ending on June 30, 2021, for $7,500 per month. The Company has an option to renew the lease for an additional 4-years.

Results of Operations

Three Months Ended September 30, 2020

SUMMARY OF OPERATIONS	Three-month period ended September 30,
	(Unaudited)
	2020	2019
Revenues	$784,088	$220,033
Total operating expenses	776,114	604,847
Total other income (expense)	(3,360,767)	(5,379,178)
Net loss	(3,352,793)	(5,763,992)
Preferred series C stock deemed dividends	—	—
Net loss attributable to common stockholders’	(3,352,793)	(5,763,992)
Basic and diluted loss per share	$(0.01)	$(0.03)

Revenues increased to $784,088, for the three-months ended September 30, 2020 (the “2020 third quarter”) compared to $220,033 for the three-months ended September 30, 2019 (the “2019 third quarter”). The revenue increase for the period was due to the increased volume of fluids sold, as a result of the Company adapting to the COVID-19 pandemic and heightened need for an effective US EPA-registered disinfectant, as well as the additional revenue from recurring leased-equipment income.

Total operating expenses increased to $776,114 during the 2020 third quarter compared to $604,847 during the 2019 third quarter. The increase during the third quarter of 2020 was primarily due to an increase in general and administrative expenses and an increase in cost of product, licensing, and equipment leases associated with increased revenue.

General and administrative expenses increased to $614,667 for the 2020 third quarter compared to $468,694 during the 2019 third quarter. The increase during the third quarter of 2020 was primarily due to hiring new employees and expenses related to legal and accounting work.

Depreciation and amortization expenses increased slightly to $90,999 during the 2020 third quarter compared to $84,467 during the 2019 third quarter. Depreciation and amortization was comparable between the two periods.

Total other expenses was $3,360,767 for the 2020 third quarter compared to other expenses of $5,379,178 during the 2019 third quarter. The overall decrease was a result of a decrease in the loss on change in fair value of derivatives during the third quarter of 2020 offset by an increase in loss on settlement of debt.

As a result of the changes described above, net loss decreased to $3,352,793 during the 2020 third quarter compared to $5,763,992 during the 2019 third quarter.

Nine months Ended September 30, 2020

SUMMARY OF OPERATIONS	Nine months period ended September 30,
	(Unaudited)
	2020	2019
Revenues	$1,937,442	$534,852

Total operating expense	$2,651,016	$1,956,774
Total other expense	$(12,927,176)	$(8,792,540)
Net loss	$(13,640,750)	$(10,214,462)
Preferred series C stock deemed dividends	(270,000)	—
Net loss attributable to common stockholders’	(13,910,750)	(10,214,462)
Basic and diluted loss per share	$(0.02)	$(0.10)

Revenues increased to $1,937,442 for the nine months ended September 30, 2020 compared to $534,852 for the nine months ended September 30, 2019. The revenue increase for the period was due to the increased volume of fluids sold as a result of the Company adapting to the COVID-19 pandemic and heightened need for an effective US EPA-registered disinfectant, as well as the additional revenue from recurring leased-equipment income.

Total operating expenses increased to $2,651,016 during the nine months ended September 30, 2020 compared to $1,956,774 during the nine months ended September 30, 2019. The increase during the period was primarily due to an increase in cost of product, licensing, and equipment leases associated with increased revenue.

General and administrative expenses increased to $1,755,495 for the nine months ended September 30, 2020 compared to $1,550,997 during the nine months ended September 30, 2019. The increase during the period was primarily due to hiring new employees and expenses related to legal and accounting work.

Depreciation and amortization expenses increased slightly to $255,368 during the nine months ended September 30, 2020 compared to $253,568 during the nine months ended September 30, 2019. Depreciation and amortization was comparable between the two periods.

Total other expenses increased to $12,927,176 for nine months ended September 30, 2020 compared to $8,792,540 during the nine months ended September 30, 2019. The overall increase was a result of an increase in loss on change in fair value of derivatives and loss on settlement of debt. This was offset by a decrease in interest expense during the nine months ended September 30, 2020.

As a result of the changes described above, net loss increased to $13,640,750 during the nine months ended September 30, 2020 compared to $10,214,462 during the nine months ended September 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Gary J. Grieco, our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our principal executive officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer concluded that as of September 30, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2020, 350,000 shares of preferred series C stock with a value of $394,000 was converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 35,000,000 shares of common stock.

On July 1, 2020, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide advisory services through December 31, 2021 in consideration of 8,000,000 shares of common stock. The fair value of the common stock was $307,200 of which $49,685 was recognized in consulting expenses for the period ended September 30, 2020, with the remainder in prepaid assets for future services.

On July 6, 2020, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide investor relations services for a period of one year in consideration for $3,000 per month and the issuance of 1,000,000 shares of common stock. The fair value of the common stock was $36,000 of which $8,482 was recognized in consulting expenses for the period ended September 30, 2020, with the remainder in prepaid assets for future services.

On July 8, 2020, the Company entered into a consulting agreement. Pursuant to the agreement the consultant will provide operational business development and introductory services for a period of five years in consideration for the issuance of 1,000,000 shares of common stock and a 5% commission, paid in cash, for any product sales brokered. The fair value of the common stock was $36,500 which was recognized in consulting expenses.

On August 14, 2020, $4,562 of principal and $191 of interest of a convertible note payable was converted into 5,281,088 shares of the Company’s common stock as further described in Note 5(l).

On September 1, 2020, $5,685 of principal and $500 of interest of the convertible note payable was converted into 955,272 shares of the Company’s common stock as further described in Note 5(k).

On September 2, 2020, $7,168 of principal of a convertible note payable was converted into 8,000,000 shares of the Company’s common stock as further described in Note 5(m).

On September 29, 2020, $31,500 of principal of a convertible note payable was converted into 31,500,000 shares of the Company’s common stock as further described in Note 5(aa).

Subsequent Issuances After Quarter-End

On October 5, 2020, 50,000 shares of preferred series C stock was converted into common stock resulting in the issuance of 5,000,000 shares of common stock.

On October 5, 2020, $8,338 of principal and $500 of interest of a convertible note payable was converted into 1,000,000 shares of the Company’s common stock as further described in Note 5(p).

On October 6, 2020, the Company issued 3,500,000 common shares at $0.02 for proceeds of $70,000.

On October 7, 2020, the Company entered into a Services Agreement with a consultant for services for a period of six months. In consideration for services the Company issued 5,000,000 shares of common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have entered into a number of promissory notes, some of which are in default as of September 30, 2020, or went into default before the filing of this Quarterly Report (See Note 5 to the financial statements).

A significant portion of our current debt is in default, which may subject us to litigation by the debt holders.

As of September 30, 2020, we only had cash and cash equivalents of $161,248 and had a significant amount of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, including increased interest rates, default fees and other financial penalties. As of the date of this Quarterly Report none of the lenders have pursued their legal remedies, although several lenders have sent us demand letters. Management’s plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company. To date, the main source of funding has been through the issuance of convertible notes with provisions that allow the holder to convert the debt and accrued and unpaid interest at substantial discounts to the trading price of our common stock. The effect of the conversions in the year ended December 31, 2019 and the period ended September 30, 2020 for the convertible notes has been to substantially dilute existing holders of common stock of our Company. However, there is no assurance that management will be successful in being able to continue to obtain additional funding or defend potential litigation by note holders.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

RB Capital Financing

In September of 2020, the Company negotiated a financing transaction with RB Capital Partners, Inc. (“RB Capital”), whereby RB Capital would provide the Company with up to $400,000 in financing. As a condition to the financing, the Company was required to reduce the conversion price of a $31,500 promissory note RB Capital acquired from a third-party down to $0.001 and immediately convert the note into 31,500,000 shares of unrestricted common stock. Such shares were issued on or about October 7, 2020.

On October 7, 2020, the Company received an initial $200,000 in the form of a 12-month convertible promissory note bearing interest at 5% per annum and convertible into shares of the Company’s common stock at $0.20 per share. A copy of the promissory note is attached hereto as Exhibit 10.29.

On October 16, 2020, the Company received an additional $200,000 in the form of a second 12-month convertible promissory note bearing interest at 5% per annum and convertible into shares of the Company’s common stock at $0.20 per share. A copy of the promissory note is attached hereto as Exhibit 10.30.

On October 20, 2020, the Company issued a press release announcing the financing. A copy of the press release is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation, as currently in effect (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed April 13, 2018)
3.1	Amended Articles of Incorporation increasing authorized shares (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
3(ii)	Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed April 13, 2018)
4.1	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed on September 16, 2019)
4.2	Certificate of Designation of Series B – Super Voting Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed on September 16, 2019)
4.3	Certificate of Designation of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
4.4	Power Up Note dated June 5, 2018 (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed August 20, 2018)
4.5	Second Power Up Note dated July 25, 2018 (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed August 20, 2018)
4.6	Third Power Up Note dated August 27, 2018 (Incorporated by reference to Exhibit 4.3 of Form 10-Q, filed November 21, 2019)
4.7	Fourth Power Up Note dated December 5, 2018 (Incorporated by reference to Exhibit 4.6 of Form 10-Q, filed on September 16, 2019)
4.8	Fifth Power Up Note dated January 15, 2019 (Incorporated by reference to Exhibit 4.7 of Form 10-Q, filed on September 16, 2019)
4.9	Sixth Power Up Note dated February 22, 2019 (Incorporated by reference to Exhibit 4.8 of Form 10-Q, filed on September 16, 2019)
4.10	GS Capital Note dated January 16, 2019 (Incorporated by reference to Exhibit 4.9 of Form 10-Q, filed on September 16, 2019)
4.11	JSJ Note dated January 22, 2019 (Incorporated by reference to Exhibit 4.10 of Form 10-Q, filed on September 16, 2019)
4.12	EMA Note dated January 22, 2019 (Incorporated by reference to Exhibit 4.11 of Form 10-Q, filed on September 16, 2019)
4.13	Adar Note dated February 20, 2019 (Incorporated by reference to Exhibit 4.12 of Form 10-Q, filed on September 16, 2019)
4.14	Peak One Note dated February 21, 2019 (Incorporated by reference to Exhibit 4.13 of Form 10-Q, filed on September 16, 2019)
4.15	Auctus Note dated March 13, 2019 (Incorporated by reference to Exhibit 4.14 of Form 10-Q, filed on September 16, 2019)
4.16	Peak One Opportunity Fund Note dated September 16, 2019 (Incorporated by reference to Exhibit 4.16 of Form 10-Q, filed on August 14, 2020)
4.17	Power-Up #8 Note dated October 8, 2019 (Incorporated by reference to Exhibit 4.17 of Form 10-Q, filed on August 14, 2020)
4.18	Power-Up #9 Note dated October 31, 2019 (Incorporated by reference to Exhibit 4.18 of Form 10-Q, filed on August 14, 2020)
4.19	Power-Up #10 Note dated March 2, 2020 (Incorporated by reference to Exhibit 4.19 of Form 10-Q, filed on August 14, 2020)
4.20	TFK Investments Note dated April 10, 2020 (Incorporated by reference to Exhibit 4.20 of Form 10-Q, filed on August 14, 2020)
4.21	Power-Up #11 Note dated April 16, 2020 (Incorporated by reference to Exhibit 4.21 of Form 10-Q, filed on August 14, 2020)
4.22	Herschbach 2005 Trust Consolidated Note dated May 5, 2020 (Incorporated by reference to Exhibit 4.22 of Form 10-Q, filed on August 14, 2020)
4.23	Power-Up #12 Note dated May 12, 2020 (Incorporated by reference to Exhibit 4.23 of Form 10-Q, filed on August 14, 2020)
4.24	Digital Ally Note dated July 7, 2020 (Incorporated by reference to Exhibit 4.24 of Form 10-Q, filed on August 14, 2020)
4.25	Reserve Capital Management Note dated July 15, 2020 (Incorporated by reference to Exhibit 4.25 of Form 10-Q, filed on August 14, 2020)
4.26	Digital Ally Note #2 dated July 28, 2020
4.27	Signature Note dated October 1, 2020
10.1	Agreement with Annihilyzer, Inc. dated November 29, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed April 20, 2017)
10.2	Amendment to Agreement with Annihilyzer, Inc. dated April 6, 2017 (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed April 20, 2017)
10.3	Read Consolidated Promissory Note dated September 27, 2017 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed October 4, 2017)
10.4†	Paris Employment Agreement (Incorporated by reference to Exhibit 10.5 of Form 10-Q, filed November 14, 2017)
10.5	Strategic Planning Services Agreement dated March 15, 2018
10.6	Power Up Agreement dated June 5, 2018 (Included in Exhibit 4.1, which is incorporated by reference to Exhibit 4.1 of Form 10-Q, filed August 20, 2018)
10.7	Second Power Up Agreement dated July 25, 2018 (Included in Exhibit 4.2, which is incorporated by reference to Exhibit 4.2 of Form 10-Q, filed August 20, 2018
10.8	Third Power Up Agreement dated August 27, 2018 (Included in Exhibit 4.3, which is incorporated by reference to Exhibit 4.3 of Form 10-Q, filed November 21, 2019)
10.9	Fourth Power Up Agreement dated December 15, 2018 (Incorporated by reference to Exhibit 10.9 of Form 10-Q, filed on September 16, 2019)
10.10	Fifth Power Up Agreement dated January 15, 2019 (Incorporated by reference to Exhibit 10.10 of Form 10-Q, filed on September 16, 2019)
10.11	Sixth Power Up Agreement dated February 22, 2019 (Incorporated by reference to Exhibit 10.11 of Form 10-Q, filed on September 16, 2019)
10.12	GS Capital Agreement dated January 16, 2019 (Incorporated by reference to Exhibit 10.12 of Form 10-Q, filed on September 16, 2019)
10.13	JSJ Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.13 of Form 10-Q, filed on September 16, 2019)
10.14	EMA Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.14 of Form 10-Q, filed on September 16, 2019)
10.15	Adar Agreement dated February 20, 2019 (Incorporated by reference to Exhibit 10.15 of Form 10-Q, filed on September 16, 2019)
10.16	Peak One Agreement dated February 21, 2019 (Incorporated by reference to Exhibit 10.16 of Form 10-Q, filed on September 16, 2019)
10.17	Auctus Agreement dated March 13, 2019 (Incorporated by reference to Exhibit 10.17 of Form 10-Q, filed on September 16, 2019)
10.18†	Read Employment Agreement (Incorporated by reference to Exhibit 10.18 of Form 10-Q, filed on September 16, 2019)
10.19†	Read Addendum to Employment Agreement (Incorporated by reference to Exhibit 10.19 of Form 10-Q, filed on September 16, 2019)
10.20†	Grieco 2019 Employment Agreement (Incorporated by reference to Exhibit 10.20 of Form 10-Q, filed on September 16, 2019)
10.21†	Grieco 2020 Employment Agreement (Incorporated by reference to Exhibit 10.21 of Form 10-Q, filed on April 13, 2020)
10.22	Peak One Opportunity Fund Agreement dated September 16, 2019 (Incorporated by reference to Exhibit 10.22 of Form 10-Q, filed on August 14, 2020)
10.23	Power-Up #8 Agreement dated October 8, 2019 (Incorporated by reference to Exhibit 10.23 of Form 10-Q, filed on August 14, 2020)
10.24	Power-Up #9 Agreement dated October 31, 2019 (Incorporated by reference to Exhibit 10.24 of Form 10-Q, filed on August 14, 2020)
10.25	Power-Up #10 Agreement dated March 2, 2020 (Incorporated by reference to Exhibit 10.25 of Form 10-Q, filed on August 14, 2020)
10.26	TFK Investments Agreement dated April 10, 2020 (Incorporated by reference to Exhibit 10.26 of Form 10-Q, filed on August 14, 2020)
10.27	Power-Up #11 Agreement dated April 16, 2020 (Incorporated by reference to Exhibit 10.27 of Form 10-Q, filed on August 14, 2020)
10.28	Herschbach 2005 Trust Agreement dated May 12, 2020 (Incorporated by reference to Exhibit 10.28 of Form 10-Q, filed on August 14, 2020)
10.29	RB Capital $200,000 Note dated October 7, 2020
10.30	RB Capital $200,000 Note dated October 16, 2020
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
99.1	RB Capital Financing Press Release dated October 20, 2020
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCT LTD

Date: November 16, 2020	By:	/s/ Gary Grieco
Gary Grieco, Principal Executive Officer, Principal Financial Officer
Chief Executive Officer and Chairman

