Form 10-K
period 2020-12-31
PCT LTD
filed 2021-04-13
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

PCT LTD

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

As of June 30, 2020, the aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the closing price ($0.03565) of the Registrant’s most recently completed second fiscal quarter was $20,119,600.

The number of shares outstanding of the registrant’s common stock as of April 12, 2021 was 756,329,354, which does not include shares of common stock reserved against default on convertible debt.

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

• the global impact of COVID-19 on the United States economy and our operations;

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

In this annual report references to “PCT LTD,” “we,” “us,” “our” and “the Company” refer to PCT LTD and its wholly-owned operating subsidiary, Paradigm Convergence Technologies Corporation (“PCT Corp.” or “Paradigm”).

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

PART I

ITEM 1. BUSINESS

Historical Development

On February 27, 1986, PCT LTD, formerly known as Bingham Canyon Corporation (“PCTL”), was incorporated in the State of Delaware as Hystar Aerospace Marketing Corporation of Delaware (“Hystar-Delaware”) and was a subsidiary of Nautilus Entertainment, Inc., (now called VIP Worldnet, Inc.), a Nevada corporation. Hystar-Delaware completed a change of domicile merger on August 26, 1999 with then named Bingham Canyon Corporation, now named PCT LTD, a Nevada corporation.

On August 31, 2016, PCTL (then known as Bingham Canyon Corporation) entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Paradigm Convergence Technologies Corporation, a Nevada corporation (“PCT Corp.”). Pursuant to the terms of the Exchange Agreement, PCT Corp. became the wholly owned subsidiary of PCTL after the exchange transaction. PCTL is a holding company which, through PCT Corp., is engaged in the business of marketing new products and technologies through licensing and joint ventures.

PCTL and PCT Corp. are located in Little River, SC. PCT Corp. was formed June 6, 2012 under the name of EUR-ECA, Ltd. which was changed in September 2015 to PCT Corp.

Business Strategy

PCTL focuses its business on acquiring, developing and providing sustainable, environmentally safe disinfecting, cleaning and tracking technologies. The company acquires and holds rights to innovative products and technologies, which are commercialized through its wholly owned operating subsidiary, PCT Corp. PCT Corp. is a technology development, design, assembly and manufacturing company specializing in providing cleaning/sanitizing/disinfectant fluid solutions and fluid-generating equipment that create environmentally safe solutions for global sustainability. PCT Corp. markets new products and technologies for the healthcare, agriculture, oil and gas and other industries through multiyear system and service contracts that provide equipment and support for our customers.

The Company holds and defends its patents, trademarks, intellectual property and distribution rights to its innovative products and technologies. While a direct-sales capability is in place and will continue to be expanded, it is not PCT Corp.’s intent to be the sole distributor of its proprietary products. Members of PCT Corp.’s management also act in supportive roles for the development of distributors and manufacturers’ representatives who are involved in selling its products. In addition to the direct sales program, senior management is responsible for continuing to develop the distribution and licensing program operations for the technology, to develop new opportunities and applications for the products and to promote the brands. PCT Corp.’s senior management intends to also continue the pursuit of new technologies – particularly technologies which are complementary to or enhance applications opportunities for its existing products - upon which it will build and expand its business.

PCT Corp. has developed several models of electrochemical activation generators and systems for the production of Hydrolyte®, an EPA registered, highly effective sanitizer/disinfectant microbiocide that is environmentally responsible and for use around humans and animals. Hydrolyte® has been market tested with commercial customers and is now fully launched into the hospital and healthcare market. Management intends to focus on leveraging the opportunities presented by Hydrolyte® during 2021within the healthcare market, as well as building into its oil and gas and agriculture markets.

PCT Corp.’s revenue streams have in the past been derived primarily from master service contracts, placing its Annihilyzer Infection Control Systems and other models of its equipment into clients’ locations and benefitting from recurring monthly revenue for typically 3- to 5-year contract periods, as well as licensing and distributor agreements, along with some outright sales of equipment. PCT Corp. made a “soft” launch in 2017, and management focused on establishing distributor operations and direct sales in addition to expanding its equipment production capabilities. Direct sales of equipment and Hydrolyte® have been managed by members of the senior management team. During 2019, PCT Corp. added additional distributors and supplemental EPA registrants (licenses), in addition to building on existing distributors that have existing healthcare, and other industry, customer relationships. The prior years’ distributors were based in New Jersey/New York, North Carolina, Ohio and Florida. As a result of the unprecedented COVID-19 pandemic’s onset in March of 2020, PCT Corp. found itself unable to travel to install Annihilyzer Infection Control Systems into healthcare settings; so, management decided to upfit its Little River, SC facility to produce significantly increased fluid production capacity to 10,000 gallons a day to serve healthcare facilities’ and others’ critical needs for a hospital level, US EPA-registered disinfectant. During 2020, PCT Corp.’s distribution network was vastly expanded throughout the United States, including Puerto Rico, as well as into the United Kingdom. A distributor-focused website was launched (www.pctcorporation.com) to build the company’s Hydrolyte® brand and promote fluid sales. Management expects to continue vetting and adding more strategically located and specific industry-focused distributors and is in negotiations with several potential entities for certain market segments.

In building out our production capabilities, PCT Corp. developed strategic operating relationships with firms that are leaders in production, manufacturing and distribution within the various industries where the markets for our technologies exist. Management believes that this strategy, properly executed, should allow for the most rapid possible rollout of the products and solid capture of market share.

Principal Technology: Hydrolyte® and PCT Catholyte

Paradigm’s generator systems make two products in the cleansers, hard-surface sanitizers, and disinfectants categories:

•	Hydrolyte® US EPA Registration No. 92108-1 is a highly effective hard-surface sanitizer and/or disinfectant with the lowest EPA toxicity rating possible (“4”); and,

•	PCT Catholyte, a similarly safe, mild detergent, degreaser and surfactant that is easily applied using mop buckets, sprayers and floor cleaning machines for basic janitorial cleaning purposes.

Both products are outputs of a single process of electrochemical activation (“ECA”) generation process using the Company’s technology and input ingredients derived from naturally occurring salt minerals and water. Commercially, the primary product is Hydrolyte®, and the second product of the process, Catholyte, is a very useful and effective product for which parallel markets exist and profitable revenue streams are being developed.

The company had two registrations of Hydrolyte® with the U. S. Environmental Protection Agency (“EPA”) during 2019 but retained only the most valuable Registration (92108-1) at the end of 2019, having sold the duplicate registration to a third-party entity. Hypochlorous acid- (HOCl-) based solutions such as Hydrolyte® are approved for specific uses and with specific directions by the Food and Drug Administration (“FDA”) for cleaning and sanitizing applications and by the United States Department of Agriculture (“USDA”) for use in food processing. These “approvals” are covered in various Federal Codes.

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

By nature, Hydrolyte® is a metastable, aqueous solution of hypochlorous acid generated through the ECA process. It has a high redox potential (900 millivolts) and a greater biocidal effect than chlorine and other toxic chemicals. Hydrolyte® is 99.5% water + salt rendering it of less concern to humans; yet, it is effective against the various classes of pathogens comprising bacteria, viruses, spores and yeast. Organisms in these categories include C. diff, TB, Parvovirus. Norovirus, Listeria, E. Coli, HIV, Hepatitis C, Influenza A, Candida and antibiotic-resistant strains such as MRSA, VRE and CRE. Using Hydrolyte® in decontamination and sterilization processes generally eliminates the need for the use of other highly toxic chemical biocides (such as ammonia, chlorine bleach and glutaraldehyde) which are commonly used in sanitizing, disinfection and decontamination. On March 31, 2020, we became sanctioned to use the US EPA’s “emerging viral pathogens claim” which assisted our commercialization efforts to provide Hydrolyte® to many distributors.

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

Production:

Hydrolyte® is generated with the Company’s proprietary equipment. The production technology for Hydrolyte® generates a product with predetermined PPM and pH properties, i.e., the equipment can be calibrated to deliver any desired PPM level; and we believe it is superior to any other known production process or equipment available in the market today. The scalable Hydrolyte® generation systems technology largely will be housed in portable and mobile units, which can be readily moved within a building or from site to site, although more permanent installations, probably employing larger generation systems, will be made in situations where such installation is appropriate or required. The Company’s models of Hydrolyte® generator equipment is classified, dependent upon configuration and volume of output:

•	Annihilyzer Infection Control System – Hospital/Healthcare
•	Annihilyzer Infection Control System – Rack Model
•	Hydrolyte Generator – Large and Medium Volume
•	SurvivaLyte Manual Generator – Small Volume
•	Annihilyzer Hospital 360 SMART Spray Cart
•	School/Hospitality Industry and General Business 360 SMART Utility Cart

Other models and newer generations of the Annihilyzer® Infection Control System and Hydrolyte® generating equipment are in research and development.

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

Management determined that the most direct paths to rapid revenue and earnings growth are in the institutional facilities and agriculture markets, although the agricultural market presents some EPA-related barriers. The preponderance of business development and marketing resources are currently being devoted to these two markets. Management intends to also work to maintain our position and expertise in the oil and gas industry to assure that current customer relationships are maintained, business opportunities at hand are pursued and that we are properly positioned for a roll-out as, and when, drilling activity increases as anticipated. As further market development occurs, the Company anticipates considering and acting upon factual information.

Institutional Facilities: Hospitals, Health Care Facilities and Schools

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

In March 2017, the Company began a much larger-scale field trial of our product on a 20-acre plot that has trees showing widespread presence of the disease. We, and our consulting specialist, expect to replicate and to validate previous results and further define the best possible methodology and protocols for effective application of the Hydrolyte® solution. Because the results of the trial were positive, as expected, management continued to expand its commercial field trial usage of Hydrolyte Green ® with its agriculture distributor and licensee and is gaining valuable research data to be used in further commercialization efforts:

•	Finalize regulatory approvals to enter the market as the only known resource for resolving this agricultural disease with no known negative effects to the fruit;

•	Finalize designs for, and assemble, large volume product generation and delivery systems best suited to the agricultural working environment;

•	Pursue additional EPA approvals for additional applications in the agricultural markets; and,

•	Forecast, with greater accuracy, product deployment protocols through research and development input for use in the distribution and sales of product in this market.

Although regulatory agency progress within this market was much slower than expected during 2020 due at least in part to the pandemic and certain financial constraints, the Company continues its field trials and compiling documented results.

Oil and Gas Industry

World market prices for oil have fluctuated during the past several years. As opportunities in this market emerge, we plan to use oil-field service companies to market and distribute our Hydrolyte® and Catholyte products to their clients/customers. Management is currently seeking an appropriate opportunity to re-enter this market.

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

Hydrolyte® can reduce the costs of transporting contaminated water from the wellbore to a treatment facility and back for reuse, thus reducing the need for construction of water processing capacity, providing a substantial reduction in the costs of drilling, and enabling a sustainable increase in efficiency. The Company intends to maintain an active marketing program; and expects that there will be renewed opportunities for revenue growth from the frac drilling and related oil-field applications.

In 2019 we put in place a commercial collaboration agreement and sold additional Hydrolyte® large volume equipment with a distributor located in Meeker, Oklahoma. Collaboration in oilfield/gas industry testing, along with preliminary conversations and observations about the Cannabis market, regarding models of delivery of the fluids to the oil and gas market. During 2020, we engaged the consulting services of Pentagon Technical Services led by David Holcomb, PhD, a renowned oil and gas industry expert. Building on laboratory testing, Dr. Holcomb guided the development of protocols for a three- to four-month in-field testing program of PCT Catholyte and other additives to enhance oil production in wells. The in-field testing project was initiated utilizing six (6) test wells in the Grassy Creek oil field located in Deerfield, MO. Four weeks were spent establishing a baseline of oil production from each well. Initial test results were very encouraging, so the Company determined it needed to further explore the oil to water ratio results in the test wells. Recently, it was concluded that three of the six wells were so damaged that it was unlikely there would be any positive results from the PCT Catholyte treatments. The damage to the wells was due to previous recovery efforts that utilized a super-heated steam process that increased the number of fractures, which, when combined with the viscosity of oil (16°), created a prohibitive situation wherein primarily waters would “go through.” We continue to perform testing on the remaining three wells and are encouraged by the increasing ratio of oil to water.

Marketing, Sales and Distribution of Hydrolyte®

Once again, marketing and sales activities were nominal in the first half of 2020 while management focused on adapting its business model to meet the climate created by the worldwide pandemic. A good portion of March 2020 was spent building sufficient physical production capacity to meet demand, while developing work flows, shipper relationships and accounting systems to serve fluids customers instead of assembling equipment. New distributor and customer relationships were established through management’s existing contacts and as a result of much of the business world seeking an effective disinfectant to protest themselves during the unprecedented pandemic event. Fluid sales burgeoned, providing a solid base of sales and revenue throughout the 2020 year. Management, working with consultants well-known to management, continues to establish distributor and/or joint venture opportunities and other agreements for the marketing and sales of PCT Corp.’s products and services.

The Company began updating marketing materials and websites in order to present a consistent brand identity.

PCT Corp. uses its production, operations and research and development facility in Little River, South Carolina to display its products and technologies, to produce fluids for shipment, and also established a fluid production depot in Fort Wayne, Indiana during 2020, and is considering strategic assembly capabilities for this facility. The Little River location provides a meeting and demonstration area where working models and simulations allow first-hand interaction and live demonstrations for interested parties. Little River hosts on-site visits for training, as well as allowing for research and development to freely occur in a controlled environment.

The Institutional program for PCT Corp.’s healthcare sales program began with agreements with prospective customers for pilot/demonstration installations at their facilities; those pilot installations were completed early in 2019 and the Company has completely moved away from “trial” installations in the healthcare industry, as pre-contract trial periods are no longer necessary.

Production, Assembly and Principal Suppliers

Hydrolyte® Generation and Equipment Production:

PCT Corp. moved into its operations, research and development and production facility in Little River, South Carolina on December 15, 2016. The research, development and testing spaces were suitable and functional as already built. A new design and layout for a final systems assembly area and an expanded testing area was finalized in January 2018. Since 2019, PCT Corp. has designed and built the following Hydrolyte® generating systems in the Little River facility:

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

There are a limited number of potential competitors providing some form of anolyte-based biocide. Based on management’s research these companies are largely in early operating stages, concentrated in local or regional markets and have no technology or pricing advantage. These include Aquaox, Ecologic Solutions, and MIOX Corporation. During 2020, several new HOCl-focused companies have entered the market, but we find that the competitors are oftentimes not producing the same, consistent, 500 ppm, near-neutral pH fluid solutions or that they may be altering the fluid to increase “shelf-life,” which changes the chemical composition of the HOCl. The markets for HOCl (Hydrolyte®) are so vast, that we believe that credible competitors will positively impact our growth.

In institutional facilities and agricultural industries, PCT Corp. believes that its proprietary integrated technologies solutions in production, distribution, applications management and tracking will continue to provide a competitive advantage in direct competition with other HOCl-producers. In the oil and gas industry PCT Corp. has demonstrated the effectiveness and efficiencies of its Hydrolyte® and continues to develop commercial market data and test results to further promote the use of PCT Catholyte. and processes and commercial acceptance from its customers. It is well positioned with respect to other companies providing anolyte-based biocides.

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

The Company has developed proprietary know-how related to the electrolytic cells and systems that generate our Hydrolyte® and Catholyte products. Paradigm continues, through its research and development program, to perfect the production innovation, know-how, trade secrets and patentable innovations incorporated into the improved production, inventory management and reporting systems. Current focus is on customizing system and equipment design to suite the production parameters and conditions in various specific venues and applications, e.g., agricultural field setting vs. packing house or oil and gas field.

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

Research and Development

PCT Corp.’s research and development costs for the years ended 2020 and 2019 were $40,429, and $6,149, respectively. During that period, PCTL continued ongoing research and development testing of the application of the Hydrolyte® technology in the oil and gas industry; as a biocide in institutional facilities, such as, hospitals, jails and medical facilities; and continued in trial tests in agriculture and food processing.

Research and Development is an ongoing process to develop new and more functional designs for our equipment, specifically Annihilyzer® and “rack model,” high-volume equipment.

Several years ago, PCT Corp. entered into an agreement with Florida Pesticide Research, Inc. to conduct agricultural research intended to support an aggressive rollout of tested and certified applications for the treatment and prevention of numerous specific microbial infestations of a wide variety of crops. While company management, technical staff and consultants are confident of Hydrolyte® Green’s ability to kill many damaging microbe, further testing and testing validation is required to determine proper application concentrations, volumes, frequency and delivery techniques (which could be any or all of: root drenching, foliar spray or injection) needed to be most effective and least costly. It also must be demonstrated that the treatment does no harm to the plants or the product to be harvested and that no harmful residual remains in the crop because of the treatment. Management continues to maintain and expand the testing and demonstration program currently in place over to other crops, as well as to target various additional crop infestation problems for the foreseeable future.

Government Regulations and Compliance with Environmental Laws

PCTL is not aware of any existing or probable government regulations that would negatively impact our operations, other than requiring additional time for US EPA protocol approval in the agricultural market. As a licensor of water treatment technology, the Company is not subject to government regulations for the removal of oils, solids and pathogens from water, other than normal safety standards and certifications (such as UL or CE) for goods that we manufacture for demonstrations and joint ventures, and our product lines. However, prospective customers are subject to local, state and federal laws and regulations governing water quality, environmental quality and pollution control. To date, compliance with government regulations has had no material effect on the company’s operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. The Company is unable to assess or predict at this time what effect additional regulations or legislation could have on its activities.

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

Employees

At the end of 2020, PCT Corp. had twelve (12) full-time employees, three (3) part-time employees, and contract consultants who were engaged on a regular basis. Management confers with outside expert consultants, attorneys and accountants as necessary. The company anticipates engaging additional full-time employees in 2021. We anticipate that a portion of employee compensation likely would include direct stock grants, or the right to acquire stock in the company, which would dilute the ownership interest of holders of existing shares of our common stock.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to PCTL’s securities. The risks and uncertainties described below are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition, and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies. For purposes of this section, references to our business include the business of our wholly owned subsidiary, PCT Corp. The risks discussed below are not presented in order of importance or probability of occurrence.

COVID-19

The past, current and potential effects of coronavirus and future coronarius variants may impact our business, results of operations and financial condition.

Actual or threatened epidemics, pandemics, outbreaks, or other public health crises could materially and adversely impact or disrupt our operations, adversely affect the local economies where we operate and negatively impact our customers’ spending in the impacted regions or depending upon the severity, globally, which could materially and adversely impact our business, results of operations and financial condition. For example, a strain of novel coronavirus (causing “COVD-19”) surfaced in China and has spread into the United States, Europe and most other countries of the world, resulting in certain supply chain disruptions, volatilities in the stock market, lower oil and other commodity prices due to diminished demand, massive unemployment, and lockdown on international travels, all of which has had an adverse impact on the global economy. There is significant uncertainty around the breadth and duration of the business disruptions related to COVID-19 and its variant strains, as well as its impact on the U.S. economy. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could adversely affect our ability to adequately staff and manage our business. The extent to which COVID-19 or variants of COVID-19 impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain, rapidly changing and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat it.

Risks Related to Our Business

We have a history of losses and may never become profitable.

We have recorded net losses for the past four years and have significant accumulated deficits. We have relied upon loans and advances for operating capital. Total revenues will be insufficient to pay off existing debt and fund research and development.  We cannot assure you that we can identify suitable license or joint venture opportunities, or that any such agreements will be profitable. We may be required to rely on further debt financing, further loans from related parties, and private placements of our common and preferred stock for our additional cash needs. Such funding sources may not be available, or the terms of such funding sources may not be acceptable to the Company.

Our inability to generate sufficient cash flows may result in us not being able to continue as a going concern.

Our overall cash position as of December 31, 2020 provides limited liquidity to fund day-to-day operations. The Company’s independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. We may need to seek additional financing or sell our assets to support our continued operations; however, there are no assurances that any such financing or asset sale can be obtained or achieved on commercially reasonable terms, if at all. In view of these conditions, our ability to continue as a going concern depends on our ability to generate sufficient cash flows from our new technology products or to obtain the necessary financing for operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the year ended December 31, 2020 do not include any adjustment to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue business operations. Any such adjustment could be material.

Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of December 31, 2020, our consolidated indebtedness was $2,781,597 (net of discounts), with approximately $789,214 due to related parties. Our indebtedness could have important consequences, including the following:

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

Further, a portion of our current indebtedness is in default, which subjects us to potential litigation, increased fees and expenses, increased interest rates and other potential damages.

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

As of December 31, 2020, we only had cash and cash equivalents of $115,196 and had a significant amount of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, including increased interest rates, default fees and other financial penalties. As of the date of this Annual Report none of the lenders have pursued their legal remedies, although a lender has sent us a demand letter. Management’s plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company. To date, the main source of funding has been through the issuance of convertible notes with provisions that allow the holder to convert the debt and accrued and unpaid interest at substantial discounts to the trading price of our common stock. The effect of the conversions and settlement of convertible debt in the year ended December 31, 2020 for the convertible notes has been to substantially dilute existing holders of common stock of our Company. However, there is no assurance that management will be successful in being able to continue to obtain additional funding or defend potential litigation by note holders.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial working capital needs. Our cash on hand, together with cash generated from product sales, services, cash equivalents and short-term investments will not meet our working capital and capital expenditure requirements for the next twelve months. In fact, we will be required to raise additional funds throughout 2021 or we will need to limit operations until such time as we can raise substantial funds to meet our working capital needs. In addition, we will need to raise additional funds to fund our operations and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, marketing and development activities.

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

The technologies we offer to waste water and water from oil and gas drilling have never been utilized on a full-scale commercial basis. The Hydrolyte™ technology was only recently developed and all of the tests conducted to date with respect to the technology have been performed in a limited scale or small commercial scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. Accordingly, the Hydrolyte™ technology may not perform successfully on a commercial basis and may never generate significant revenues or be profitable.

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

Risk Related to Our Industries

We are subject to extensive, complex, and challenging healthcare and other laws.

The Healthcare industry is highly regulated, and further regulation of our distribution businesses and technology products and services could impose increased costs, negatively impact our profit margins and the profit margins of our customers, delay the introduction or implementation of our new products, or otherwise negatively impact our business and expose the Company to litigation and regulatory investigations. Any noncompliance by us with applicable laws or the failure to maintain, renew or obtain necessary permits and licenses could lead to litigation and might have a materially adverse impact on our business operations and our financial position or results of operations.

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

Our business relies upon supplying chemical-free solutions for cleaning the large amounts of water used in hydraulic fracturing applications. Objections have been raised by environmentalists, some landowners and some government officials including environmental authorities that there have been adverse side effects affecting the purity of the water supply as a result of the injection of chemicals and water in connection with horizontal drilling. Although we believe that Hydrolyte™ is a chemical-free solution which should result in increased business, we cannot assure you that legislation or rules will not be passed, or action taken by environmental authorities that will preclude the use of horizontal drilling.

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

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, are required to file quarterly, annual and current reports, proxy statements and other information with the SEC. Over the last two years, we have been late in filing some of our quarterly reports and our annual report. There can be no assurance we will not become delinquent in our reporting requirements in the future, which may result in Rule 144 becoming unavailable for resales of our common stock or the SEC seeking to deregister our common stock from reporting under the 34 Act.

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

Our Articles of incorporation authorizes the Board of Directors to issue up to 1,000,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, of which we have designated 1,000,000 shares as Series A, 1,000,000 shares as Series B and 5,500,000 shares of Series C.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment. Along these lines, at December 31, 2019 we had approximately 498.9 million shares of common stock outstanding and ended 2020 with approximately 722.4 million shares outstanding, an increase of 1.45 times. In addition, as of April 12, 2021 we had approximately 756.3 million shares outstanding.

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

PCTL is authorized to issue a total of 10,000,000 shares of “blank check” preferred stock and has issued: 500,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred Stock (which contain voting rights of 500-to-1) and 40,000 shares of Series C Preferred Stock. PCTL’s Board of Directors can determine the rights, preferences, privileges, and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that PCTL’s Board of Director, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring, or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of PCTL’s common stock.

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

OTC Pink securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTC reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

PCT Corp. was committed to one lease for office and production space during 2019, located in Little River, South Carolina, having moved all office operations from Lenexa, Kansas on December 31, 2017. The South Carolina lease amount was $4,800 per month, through November 30, 2019, at which time a new owner purchased the building and the Company went on a month-to-month rental basis. The Company re-negotiated an annual lease on the Little River, SC facility for $7,500 per month, retroactive to July 1, 2020, which is renewable, at the option of the Company, for an additional four years (with a 2% increase annually) and added a three-year lease for 9,600 s.f. of warehouse space in Fort Wayne, Indiana on November 1, 2020, for $4,500 per month.

ITEM 3. LEGAL PROCEEDINGS

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, other than described below, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Annihilare Litigation

On August 8, 2019, we received notice from Annihilare Medical Systems, Inc (“Annihilare”) that certain intellectual properties developed jointly between us and Annihilare were to be discontinued from use by us and our customers. We dispute the claims from Annihilare that the intellectual properties are exclusively Annihilare’s.

In May of 2020, we filed a complaint in the United States District Court for the Western District of North Carolina (Charlotte Divisions – Civil Action No. 3:20-cv-00287), against Annihilare, Marion E. Paris, Jr. and Clay Parker Sipes, seeking damages.

These claims arose from several consulting agreements and an acquisition agreement between the Company and the Defendants surrounding the purchase of Annihilyzer® Intellectual property by the Company and subsequent infringement of the intellectual properties. The case settled in early 2021.

 ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 PCT LTD’s common stock is quoted on the OTC Pink market under the symbol “PCTL.” Our common stock has traded infrequently on the OTC Pink. Which limits our ability to locate accurate high and low bid prices for each quarter during the last two fiscal years. Therefore, the following table lists the available quotations for the high and low closing prices for fiscal 2019 and 2020 obtained through Yahoo! Finance. The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

 On April 12, 2021, the closing price of shares of common stock of the Company was $0.0215.  However, we consider our common stock to be thinly traded and, as a result, any reported sales prices may not be a true market-based valuation of the common stock.

(b) Holders of Common Stock

We had 224 stockholders of record as of April 12, 2021 and 756,329,354 shares outstanding, which does not include 243,295,646 shares of common stock reserved against default on convertible debt. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

 Recent Sales of Unregistered Securities

On October 6, 2020, the Company issued 3,500,000 shares of common stock for proceeds of $70,000, pursuant to a stock subscription agreement.

On October 7, 2020, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide advisory services for a period of five months in consideration of 5,000,000 shares of common stock. The fair value of the common stock was $134,500 of which $75,713 was recognized in consulting expenses for the year ended December 31, 2020, with the remainder as prepaid assets for future services.

On November 20, 2020, $16,000 of principal of a convertible note payable was converted into 16,000,000 shares of the Company’s common stock as further described in Note 6(bb).

On November 20, 2020, the Company issued 15,000,000 shares of common stock with a fair value of $309,000 to settle the principal, accrued interest, and penalties relating to the convertible note described in Note 6(ff).

On December 23, 2020, the Company issued 2,050,000 shares of common stock for proceeds of $20,500, pursuant to a stock subscription agreement.

Subsequent Issuances after Year-End

On January 4, 2021, the Company issued 25,000,000 common shares to settle a convertible note described in Note 6(bb), with a remaining balance of $40,000.

On February 16, 2021, the Company issued 1,803,279 shares of common stock to settle $247,270 from a $275,000 note payable dated June 20, 2020, which has a balance of $331,304, including interest, to the President of the Company. The Company also agreed to issue a new note for the remaining balance owed to the President of $84,034. The note will bear interest at 5% per annum and is due on June 30, 2021.

On February 16, 2021, the Company issued 2,663,299 shares of common stock to settle a June 20, 2018 note payable of $380,000 and accrued interest of $77,229 owed to the current COO and Director of the Company.

On February 15, 2021, 40,000 shares of preferred series C stock was converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 4,000,000 shares of common stock.

On March 1, 2021, the Company released an additional vested 375,000 shares of common stock to its COO, as per the Company employment agreement with the executive.

On March 1, 2021, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide advisory services for a period of three months in consideration of $5,000 per month and stock options to purchase 2,500,000 shares of common stock at $0.0001 for one year, exercisable on issuance.

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

Issuer Purchase of Securities

We did not repurchase any of our equity securities during the year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

On August 31, 2016, PCT LTD entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Paradigm Convergence Technologies Corporation, a Nevada corporation (“Paradigm” or “PCT Corp.”). Pursuant to the terms of the Exchange Agreement, PCT Corp. became the wholly owned subsidiary of PCT LTD after the exchange transaction. PCT LTD is a holding company, which through PCT Corp., is engaged in the business of marketing new products and technologies through licensing and joint ventures.

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of PCT Corp. and was dependent upon financing to continue basic operations. PCT Corp. has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations, recording annual net losses of $8,138,287 and $16,578,564 for the years ended December 31, 2020 and 2019, respectively.

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

The expected costs for the next twelve months include:

•	continuation of commercial launch of non-toxic sanitizing, disinfecting and sterilizing products and technologies with a strong emphasis on health care facilities, including hospitals, nursing homes, assisted living facilities, clinics and medical, dental and veterinarian offices;

•	continued research and development on product generation units including those designed for on-site deployment at customers’ facilities;

•	accelerated research and development and initial commercialization on applications of the products in the agricultural sector, most specifically with respect to abatement of a specific crop disease crisis caused by a bacterium in the U.S. and elsewhere and continued in-field testing within the oil and gas market;

•	acquiring available complementary technology rights;

•	payment of short-term debt;

•	hiring of additional personnel in 2021; and

•	general and administrative operating costs.

Management projects these costs to total approximately $3,500,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements. Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions, management believes that the Company expects to be covering its fixed operating expenses (“burn rate”) by the end of the second quarter of 2021.

Liquidity and Capital Resources

SUMMARY OF BALANCE SHEET	Year ended December 31, 2020	Year ended December 31, 2019
Cash and cash equivalents	$115,196	$67,613
Total current assets	747,756	224,738
Total assets	4,634,610	4,374,775
Total liabilities	15,364,398	14,290,486
Accumulated deficit	(34,913,854)	(26,505,567)
Total stockholders’ equity (deficit)	$(10,988,433)	$(10,134,356)

The Company recorded a net loss of $8,138,287 and had a working capital deficit of $14,479,722 for the year ended December 31, 2020. We have recorded significant incremental increases in revenues from operations since inception and we are establishing ongoing source of revenue sufficient to cover our operating costs. During 2020 and 2019 the Company relied on raising equity capital and borrowing from stockholders and third parties to fund its ongoing day-to-day operations and its corporate overhead. As December 31, 2020 we had $115,196 in cash compared to $67,613 in cash at December 31, 2019. We had total liabilities of $15,364,398 at December 31, 2020 compared to $14,290,486 at December 31, 2019.

Total assets increased by $259,835 to $4,634,610 at December 31, 2020 compared to $4,374,775 at December 31, 2019. This increase is primarily from increases in accounts receivable, prepaid expenses and right of use assets. This was offset by depreciation and amortization recorded on intangible assets and property and equipment during the year ended December 31, 2020.

Total liabilities increased by $1,073,912 to $15,364,398 at December 31, 2020 compared to $14,290,486 at December 31, 2019. This increase is primarily additions to convertible notes payable (net of discount) of approximately $420,370, derivative liabilities of $911,170.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $280,000 and to fund future research and development. We intend to rely on additional debt financing, loans from existing shareholders and private placements of common/preferred stock for additional funding; however, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act periodic reports. We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

The table below presents information regarding cash flows:

SUMMARY OF CASH FLOWS	Year ended December 31, 2020	Year ended December 31, 2019
Net cash used in operating activities	$(830,664)	$(799,417)
Net cash provided by (used in) investing activities	$(163,133)	$103,807
Net cash provided by operating activities	$1,041,380	$758,330
Net change in cash	$47,583	$62,720

Commitments and Obligations

At December 31, 2020 the Company recorded notes payable totaling approximately $2,781,597 (related, non-related and convertible, net of debt discount) compared to notes payable totaling $2,482,743 (related, non-related and convertible, net of debt discount) at December 31, 2019. These notes payable represent cash advances received and expenses paid from third parties and related parties. The notes carry an effective interest rate from 0% to 210% and are due ranging from on demand to March 21, 2022.

PCT Corp. was committed to one lease for office and production space during 2019, located in Little River, South Carolina. The South Carolina lease amount was $4,800 per month, through November 30, 2019, at which time a new owner purchased the building and the Company went on a month-to-month rental basis. The Company re-negotiated an annual lease on the Little River, SC facility for $7,500 per month, retroactive to July 1, 2020, which, at the option of the Company, is renewable for an additional four years (with a 2% increase annually) and added a three-year lease for 9,600 s.f. of warehouse space in Fort Wayne, Indiana on November 1, 2020, for $4,500 per month.

Results of Operations

SUMMARY OF OPERATIONS	Year ended December 31,
	2020	2019
Revenues	$2,519,914	$708,405

Total operating expenses	$3,921,143	$2,390,341
Total other expenses	$6,737,058	$14,896,628
Net loss	$8,138,287	$16,578,564
Basic and diluted loss per share	$0.01	$0.09

     Revenues increased to $2,519,914 for the year ended December 31, 2020 compared to $708,405 for the year ended December 31, 2019. The revenue increases for 2020 were due to the increased volume of fluids sold during the COVID-19 pandemic, the sale of fluid producing equipment, licensing revenue from EPA sub registrations, and placing equipment under the Company’s 2- and 3-year Systems Service Agreements during the year.

Total operating expenses increased to $3,921,143 for the 2020 year compared to $2,390,341 for the 2019 year. The total operating expense increase for 2020 was due to an increase in general and administrative expenses and an increase in cost of sales. Cost of sales increased as a result of increased sales in 2020 over 2019.

General and administrative expenses increased to $2,485,379 for the 2020 year compared to $1,922,941 for the 2019 year. The increase in general and administrative expense for 2020 was mainly due to more personnel, leased facilities, and higher accounting and legal expense.

Research and development expenses increased to $40,429 for the 2020 year compared to $6,149 for the 2019 year. Research and development expenses were expected to be higher in 2020, as the Company continued to develop next generations model(s) of its Annihilyzer® and other equipment.

Depreciation and amortization expenses increased to $348,708 for the 2020 year compared to $338,028 for the 2019 year. Depreciation and amortization expenses were comparable for the two years.

Total other expenses decreased to $6,737,058 for the 2020 year compared to $14,896,628 for the 2019 year. The overall decrease was mainly from a decrease in loss on fair value of derivative liability of $7,487,509. Interest expense decreased by $656,745.

As a result of the changes described above, the net loss decreased to $8,138,287 for the 2020 year compared to $16,578,564 for the 2019 year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PCT LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PCT LTD:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PCT LTD ("the Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses, negative cash flows from operations, and negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determination and Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Notes 6, 7, and 10 of the financial statements, during the year ended December 31, 2020 and in prior periods, the Company issued convertible notes and warrants that required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability and whether the warrants required accounting as derivative liabilities. The Company determined that the conversion features of certain of its convertible notes and certain warrants issued in financing arrangements required to be accounted for as derivative liabilities due to: (1) the inclusion of ratchet provisions in some of the instruments; (2) the inclusion embedded put options within the fundamental transaction clause of certain warrants; and in some cases the Company could not assert it had sufficient authorized but unissued shares available to settle instruments considering all other stock-based commitments. The derivative liabilities were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period. The Company utilized a binomial option pricing model to determine the fair value of the derivative liabilities, which uses certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

We identified auditing the determination and valuation of the derivative liabilities as a critical audit matter due to the significant judgements used by the Company in determining whether the embedded conversion features and warrants required derivative accounting treatment and the significant judgements used in determining the fair value of the derivative liabilities. Auditing the determination and valuation of the derivative liabilities involved a high degree of auditor judgement, and specialized skills and knowledge were needed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

•	We inspected and reviewed debt agreements, warrant agreements, conversion notices, and settlement agreements to evaluate the Company's determination of whether derivative accounting was required, including assessing and evaluating management's application of relevant accounting standards to such transactions.
•	We tested the reasonableness of the assumptions used by the Company in the binomial option model, including exercise price, expected term, expected volatility, and risk-free interest rate.
•	We tested the accuracy and completeness of data used by the Company in developing the assumptions used in the binomial option model.
•	We developed an independent expectation for comparison to the Company's estimate, which included developing our own binomial option model and assumptions.
•	We evaluated the accuracy and completeness of the Company's presentation of these instruments in the financial statements and related disclosures in Notes 6, 7, and 10, including evaluating whether such disclosures were in accordance with relevant accounting standards.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company estimate of fair value and the development of our own independent expectation.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company's auditor since 2015.

Draper, UT

April 13, 2021

PCT LTD

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$115,196	$67,613
Accounts receivable, net	349,526	111,915
Inventory	6,188	—
Prepaid expenses	274,736	43,100
Other current assets	2,110	2,110
Total current assets	747,756	224,738

PROPERTY AND EQUIPMENT, net	358,719	440,109

OTHER ASSETS
Intangible assets, net	3,400,024	3,704,429
Operating lease right-of-use asset	118,385	—
Deposits	9,726	5,499
Total other assets	3,528,135	3,709,928

TOTAL ASSETS	$4,634,610	$4,374,775

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$272,978	$315,228
Accrued expenses – related parties	139,280	84,538
Accrued expenses	622,040	890,104
Deferred revenue	1,075	—
Operating lease liability	34,965	—
Current portion of notes payable – related parties, net	789,214	826,957
Current portion of notes payable, net	384,380	468,153
Current portion of convertible notes payable, net	1,554,503	1,187,633
Derivative liability	11,429,043	10,517,873
Total current liabilities	15,227,478	14,290,486

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion and discounts	53,500	—
Operating lease liability, net of current portion	83,420	—
TOTAL LIABILITIES	15,364,398	14,290,486

MEZZANINE EQUITY
Preferred stock series A, $0.001 par value; 1,000,000 authorized; 500,000 issued and outstanding at December 31, 2020 and 2019, respectively	60,398	60,398
Preferred stock series B, $0.001 par value; 1,000,000 authorized; 1,000,000 issued and outstanding at December 31, 2020 and 2019, respectively	158,247	158,247
Preferred stock series C, $0.001 par value; 5,500,000 authorized; 40,000 and Nil issued and outstanding at December 31, 2020 and 2019, respectively	40,000	—
TOTAL MEZZANINE EQUITY	258,645	218,645
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 1,000,000,000 authorized; 722,487,846 and 498,880,300 issued and outstanding at December 31, 2020 and 2019, respectively	722,488	498,881
Additional paid-in-capital	23,202,933	15,872,330
Accumulated deficit	(34,913,854)	(26,505,567)
TOTAL STOCKHOLDERS’ DEFICIT	(10,988,433)	(10,134,356)

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' DEFICIT	$4,634,610	$4,374,775

The accompanying notes are an integral part of these consolidated financial statements.

PCT LTD

Consolidated Statements of Operations

	For the year ended December 31,
	2020	2019
REVENUES
Product	$1,527,465	$301,162
Licensing	241,953	111,000
Equipment leases	750,496	296,243
Total revenues	2,519,914	708,405

OPERATING EXPENSES
General and administrative	2,485,379	1,922,941
Research and development	40,429	6,149
Costs of product, licensing, and equipment leases	1,046,627	123,223
Depreciation and amortization	348,708	338,028
Total operating expenses	3,921,143	2,390,341

Loss from operations	(1,401,229)	(1,681,936)

OTHER INCOME (EXPENSE)
Interest expense	(1,384,950)	(2,041,695)
Loss on change in fair value of derivative liability	(5,424,692)	(12,912,201)
Gain on change in fair value of preferred series A stock liability	—	72,473
Gain on sale of intangible assets	—	52,498
Gain (loss) on settlement of debt	72,584	(67,703)
Total other income (expense)	(6,737,058)	(14,896,628)

Loss before income taxes	(8,138,287)	(16,578,564)

Income taxes	—	—

NET LOSS	$(8,138,287)	$(16,578,564)
Preferred series C stock deemed dividends	(270,000)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS’	$(8,408,287)	$(16,578,564)

Basic and diluted net loss per share	$(0.01)	$(0.09)

Basic and diluted weighted average shares outstanding	609,029,869	189,765,526

The accompanying notes are an integral part of these consolidated financial statements.

PCT LTD

Consolidated Statements of Stockholders’ Deficit

For the years ended December 31, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2018	44,559,238	$44,560	$11,588,030	$(9,927,003)	$1,705,587
Common stock issued for services	13,575,000	13,575	213,353	—	226,928
Common stock issued in settlement of debt	5,383,810	5,384	800,012	—	805,396
Common stock issued in cashless exercise of warrants	24,928,288	24,928	258,678	—	283,606
Common stock issued in conversion of convertible notes payable	410,433,964	410,434	3,012,257	—	3,422,691
Net loss	—	—	—	(16,578,564)	(16,578,564)
Balance – December 31, 2019	498,880,300	$498,881	$15,872,330	$(26,505,567)	$(10,134,356)
Common stock issued for services	30,525,000	30,525	645,594	—	676,119
Common stock issued from subscriptions	9,800,000	9,800	220,700	—	230,500
Common stock issued in settlement of debt	30,250,000	30,250	1,128,475		1,158,725
Common stock issued in conversion of convertible notes payable	98,786,360	98,786	897,382	—	996,168
Common stock issued in cashless exercise of warrants	9,246,186	9,246	420,702	—	429,948
Common stock issued in conversion of series C preferred stock	45,000,000	45,000	449,000	—	494,000
Deemed dividend from beneficial conversion feature on series C preferred stock	—	—	270,000	(270,000)	—
Deemed premium from conversion feature on note payable	—	—	3,298,750	—	3,298,750
Net loss	—	—	—	(8,138,287)	(8,138,287)
Balance – December 31, 2020	722,487,846	$722,488	$23,202,933	$(34,913,854)	$(10,988,433)

The accompanying notes are an integral part of these consolidated financial statements.

PCT LTD

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(8,138,287)	$(16,578,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	348,708	338,028
Amortization of debt discounts	436,352	752,231
Amortization of operating lease right-of-use asset	5,229	43,330
Loss on disposal of property and equipment	173,551	—
Bad debt expense	45,575	16,250
Common stock issued for services	676,119	226,928
Loss on change in fair value of derivative liability	5,424,692	12,912,201
Gain on change in fair value of preferred series A stock liability	—	(72,473)
Series B preferred stock issued for services	—	158,247
(Gain) loss on settlement of debt	(72,584)	67,703
Gain on sale of intangible assets	—	(52,498
Default penalties on convertible notes	28,762	660,485
Changes in operating assets and liabilities:
Accounts receivable	(283,186)	(161,385)
Inventory	20,481	26,510
Prepaid expenses and deposits	243,863	175,394
Operating lease liability	(5,229)	(43,330)
Deferred revenue	1,075	—
Accounts payable	(42,250)	22,148
Accrued expenses – related party	54,742	30,505
Accrued expenses	739,449	678,873
Net cash used in operating activities	(830,664)	(799,417)

Cash Flows from Investing Activities:
Proceeds from sale of intangible assets	—	111,323
Purchases of property and equipment	(163,133)	(2,516)
Purchase of intangible assets	—	(5,000)
Net cash (used in) provided by investing activities	(163,133)	103,807

Cash Flows from Financing Activities:
Proceeds from notes payable – related parties	3,500	17,544
Proceeds from notes payable	695,470	374,300
Proceeds from convertible notes payable	1,463,000	577,750
Proceeds from series C preferred stock subscriptions	270,000	—
Proceeds from common stock subscriptions	230,500	—
Repayments of notes payable – related parties	(41,286)	(30,544)
Repayments of notes payable	(716,897)	(89,720)
Repayments of convertible notes payable	(862,907)	(91,000)
Net cash provided by financing activities	1,041,380	758,330

Net Change in Cash	47,583	62,720
Cash and cash equivalents at beginning of period	67,613	4,893
Cash and cash equivalents at end of period	$115,196	$67,613

Supplemental Cash Flow Information:
Cash paid for interest	$219,194	$41,013
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Original debt discounts against notes payable	$223,942	$86,016
Original debt discounts against convertible notes	$201,388	$616,125
Deemed dividend from beneficial conversion feature on preferred series C stock	$270,000	$—
Modification of notes payable	$—	$20,590
Common stock issued in cashless exercise of warrants	$429,948	$283,606
Common stock issued in conversion of convertible notes payable	$996,168	$3,422,691
Accounts receivable netted against notes payable	$—	$28,090
Initial operating lease right-of-use asset and liability	$123,614	$43,330
Preferred series A stock reclassification from liability to mezzanine equity	$—	$60,398
Extinguishment of notes payable	$—	$216,410
Common stock issued in conversion of preferred series C stock	$494,000	$—
Property and equipment transferred to inventory	$26,669	$19,405

The accompanying notes are an integral part of these consolidated financial statements.

PCT LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PCT LTD (formerly Bingham Canyon Corporation, (the “Company,” “PCT LTD,” or “Bingham”), a Delaware corporation, was formed on February 27, 1986. The Company changed its domicile to Nevada on August 26, 1998. The Company acquires, develops and provides sustainable, environmentally safe disinfecting, cleaning and tracking technologies. The Company specializes in providing cleaning, sanitizing and disinfectant fluid solutions and fluid-generating equipment that creates environmentally safe solutions for global sustainability.

On August 31, 2016, the Company entered into a Securities Exchange Agreement with Paradigm Convergence Technologies Corporation (“Paradigm,” or “PCT Corp.”) to effect the acquisition of Paradigm as a wholly owned subsidiary. Under the terms of the agreement, Bingham issued 16,790,625 restricted common shares of Bingham stock to the shareholders of Paradigm in exchange for all 22,387,500 outstanding common shares of Paradigm stock. In addition, Bingham issued options exercisable into 2,040,000 shares of the Bingham’s common stock (with exercise prices ranging between $0.133 and $0.333) in exchange for 2,720,000 outstanding Paradigm stock options (with exercise prices ranging between $0.10 and $0.25). These 2,040,000 options have been adjusted at the same exchange rate of 75% that the outstanding common shares were exchanged. As a result of this share exchange agreement, Paradigm, the operating company, is considered the accounting acquirer.

Paradigm is located in Little River, SC and was formed June 6, 2012 under the name of EUR-ECA, Ltd. On September 11, 2015, its Board of Directors authorized EUR-ECA Ltd. to file with the Nevada Secretary of State to change its name to Paradigm Convergence Technologies Corp. Paradigm is a technology licensing company specializing in environmentally safe solutions for global sustainability. The company holds a patent, intellectual property and/or distribution rights to innovative products and technologies. Paradigm provides innovative products and technologies for eliminating biocidal contamination from water supplies, industrial fluids, hard surfaces, food-processing equipment and medical devices. Paradigm’s overall strategy is to market new products and technologies through the use of equipment leasing, joint ventures, licensing, distributor agreements and partnerships.

Effective on February 29, 2018, the Company changed its name from Bingham Canyon Corporation to PCT LTD to more accurately identify the Company’s direction and to develop the complementary relationship and association with its wholly owned operating company, Paradigm Convergence Technologies Corporation (“Paradigm” or “PCT Corp.”).

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

Cash and Cash Equivalents

Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash of $115,196 and $67,613 as of December 31, 2020 and December 31, 2019, respectively, represents cash on deposit in various bank accounts. There were no cash equivalents as of December 31, 2020 and December 31, 2019.

Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

•	Level 1 - Valuations for assets and liabilities traded in active markets from readily available pricing sources such as quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cashflow methodologies and similar techniques.

The carrying values of our financial instruments, including cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short maturities of these financial instruments.

Derivative liabilities are determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020, consisted of the following:

	Total fair value at December 31, 2020 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Description:
Derivative liability (1)	11,429,043	—	—	11,429,043
Total	11,429,043	—	—	11,429,043

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019, consisted of the following:

	Total fair value at December 31, 2019 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Description:
Derivative liability (1)	10,517,873	—	—	10,517,873
Total	10,517,873	—	—	10,517,873

(1) The Company has estimated the fair value of these liabilities using the Binomial Model.

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2020, and December 31, 2019, the Company had a $11,429,043 and $10,517,873 derivative liability, respectively.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 7 for additional information.

Sequencing Policy

Under ASC 815-40-35, the Company has adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors is not subject to the sequencing policy.

Accounts Receivable

Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. The Company provided allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable is periodically evaluated for collectability basis on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the Company provided an allowance for doubtful accounts of $61,825 and $16,250 at December 31, 2020 and December 31, 2019, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method. We record the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. As of December 31, 2020 and December 31, 2019, the inventory consisted of parts for equipment sold as replacement parts to existing customers or sold to new customers. The Company has recorded a reserve allowance of $0 as of December 31, 2020 and December 31, 2019, respectively. The Company has determined that some of the supplies inventory is necessary to be placed into service, after assembly into equipment to be used in product manufacturing and classified as Machinery and Equipment. The balance at December 31, 2020 and December 31, 2019 of such supplies and equipment not yet placed in service amounted to $32,580 and $321,565, respectively.

Property and Equipment

Property and equipment are stated at purchased cost and depreciated utilizing a straight-line method over estimated useful lives ranging from 3 to 7 years after the asset has been placed in service. Upon selling equipment that had been under a lease agreement, the Company discontinues the depreciation on that piece of equipment, as it transfers ownership to another entity. Additions and major improvements that extend the useful lives of property and equipment are capitalized. Maintenance and repairs are charged to operations as incurred. Upon trade-in, sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts, and any related gains or losses are recorded in the results of operations.

Impairment of Long-lived Assets

The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the fair value. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the long-lived assets as determined by projected discounted net future cashflows. The recorded impairment expense was $0 for the years ended December 31, 2020 and December 31, 2019, respectively.

Intangible Assets

Costs to obtain or develop patents are capitalized and amortized over the remaining life of the patents, and technology rights are amortized over their estimated useful lives. The Company currently has the right to several patents and proprietary technology.  Patents and technology are amortized from the date the Company acquires or is awarded the patent or technology right over their estimated useful lives, which range from 1 to 15 years.

Research and Development

Research and development costs are recognized as an expense during the period incurred, which is until the conceptual formulation, design and testing of a process is completed and the process has been determined to be commercially viable.

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases” (Topic 842) ("ASC 842"), which requires lessees to recognize right-of-use ("ROU") assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. The Company records the associated lease liability and corresponding right-of-use asset upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option, if any. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. The Company has elected to adopt the following lease policies in conjunction with the adoption of ASU 2016-02: (i) for leases that have lease terms of 12 months or less and does not include a purchase option that is reasonably certain to exercise, the Company elected not to apply ASC 842 recognition requirements; and (ii) the Company elected to apply the package of practical expedients for existing arrangements entered into prior to January 1, 2019 to not reassess (a) whether an arrangement is or contains a lease, (b) the lease classification applied to existing leases, and(c) initial direct costs. The Company has also elected the practical expedient to not separate between lease and non-lease components. During the year ended December 31, 2020, the Company recognized an initial operating lease right-of-use asset of $123,614 and operating lease liability of $123,614. See Note 5 for further details.

ASC 842 requires lessors to expense costs that are not direct leasing costs, to continually assess collectability of lessee payments, and if operating lease payments are not probable of collection, to only recognize into income equal to the lesser of (i) straight-line rental income or (ii) lease payments received to date.

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

The Company has the following three revenue streams:

1)	Product sales (equipment and/or fluid solutions): Contracts for product sales consist of invoices that specify the transaction price. The only performance commitment is the provision of products and the transaction price is allocated to the products specified on the invoice. The Company recognizes revenue from the sale of products when the performance obligation is satisfied by transferring control of the product to a customer.

2)	Licensing: The Company licenses a contract-based use of the Company’s US EPA Product Registration, returning revenue in licensing fees and/or royalties from minimum or actual fluid sales. The Contract specifies the term, fees and/or royalty. Performance obligations include the provision of a sub-registration to use the US EPA Product Registration and/or the provision of a license to use the product for a period of time. The Company allocates the transaction price based on the relative standalone, selling price of each performance obligation. The Company’s licenses provide a right-to-use and create performance obligations, satisfied at a point in time. The Company recognizes revenue from licenses when the performance obligation is satisfied through the transfer of the license. For licenses that include royalties, the Company will recognize royalty revenue as the underlying sales or usages occur, as long as this approach does not result in the acceleration of revenue ahead of the entity’s performance.

3)	Equipment leases: Contracts for equipment leases are systems service agreements, usually 3-year contracts for the provision of the Company’s equipment, and service of such, under contract to customers, with renewable terms. The performance obligation consists of the provision of with leased equipment. The Company recognizes revenue from the leasing of equipment as the entity provides the equipment and the customer simultaneously receives and consumes the benefits through the use of the equipment. This revenue-generating activity would meet the criteria for a performance obligation satisfied over time. As a result, the Company recognizes revenue over time by using the output method, as the Company can measure progress of the performance obligation using the time elapsed under each obligation. Additionally, under ASC 842, lessors are required to continually assess collectability of lessee payments, and if operating lease payments are not probable of collection, to only recognize into income equal to the lesser of (i) straight-line rental income or (ii) lease payments received to date.

The Company has disclosed disaggregated revenue via revenue stream on the face of the statement of operations. The Company did not have any contract assets or liabilities at December 31, 2020 or 2019, respectively.

For the year ended December 31, 2020, three customers accounted for 41%, 19% and 10%, respectively, of consolidated revenues for the period. For the year ended December 31, 2019, four customers accounted for 27%, 16%, 15%, and 13%, respectively, of consolidated revenues for the period.

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC 718. Under the provisions of ASC 718, stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is generally the vesting period. The fair value of our stock options and warrants is estimated using a Black-Scholes option valuation model. Refer to Notes 9 and 10 for further details.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of December 31, 2020, there were outstanding common share equivalents (options, warrants, convertible debt, preferred series A stock, and preferred series C stock) which amounted to 599,906,324 shares of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses, an accumulated deficit of $34,913,854, and negative cashflows from operations. As of December 31, 2020, the Company had a negative working capital of $14,479,722. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cashflow from operations, from debt or equity financing or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business. The Company has no lines of credit or other bank financing arrangements. The Company has financed operations to date through the proceeds of private placement of equity and debt instruments. In connection with the Company’s business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with business growth and (ii) marketing expenses. The Company intends to finance these expenses with further issuances of securities, and debt issuances. Thereafter, the Company expects it will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2020 and December 31, 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Leasehold improvements	$18,840	$151,719
Machinery and leased equipment	365,483	—
Machinery and equipment not yet in service	32,580	321,565
Office equipment and furniture	39,357	20,064
Website	2,760	2,760

Total property and equipment	$459,020	$496,108
Less: Accumulated Depreciation	(100,301)	(55,999)

Property and equipment, net	358,719	440,109

Depreciation expense was $44,303 and $25,184 for the year ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company recorded a loss on disposal of equipment of $173,551 (2019 - $nil)

On July 30, 2019, the Company transferred $17,876 of equipment not yet in service and offset accounts receivable of $23,209 in exchange for $13,939 and the settlement of accounts payable and accrued liabilities of $43,767. As result, the Company recorded a gain on the settlement of debt of $16,706.

NOTE 4. INTANGIBLE ASSETS

Intangible assets at December 31, 2020 and December 31, 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Patents	$4,505,489	$4,505,489
Technology rights	200,000	200,000
Intangible, at cost	4,705,489	4,705,489
Less: Accumulated amortization	(1,305,465)	(1,001,060)
Net Carrying Amount	$3,400,024	$3,704,429

Amortization expense was $304,405 for the year ended December 31, 2020, of which $9,931 relates to patents and $294,474 relates to technology rights. Amortization expense was $312,844 for the year ended December 31, 2019, of which $18,693 relates to patents and $294,151 relates to technology rights. No impairment was recognized during the years ended December 31, 2020 and 2019.

Estimated Future Amortization Expense:

$
For year ending December 31, 2021	302,003
For year ending December 31, 2022	302,003
For year ending December 31, 2023	302,003
For year ending December 31, 2024	302,003
For year ending December 31, 2025	302,003
Thereafter	1,890,009
Total	3,400,024

On May 10, 2019, the Company sold intangible assets with a carrying value of $47,502 for $111,323 of cash and the settlement of $33,677 of liabilities owed to the buyer.  The Company recorded a gain on sales of intangible assets of $52,498.

NOTE 5 – LEASES

The Company’s lease in Little River, SC expired during the year ended December 31, 2019, at which time a new owner purchased the building and the Company went on a month-to-month rental basis. The Company did not have any right-of-use operating assets or liabilities as of December 31, 2019. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. During the year ended December 31, 2019, the Company recognized operating lease expense of $52,800. Operating lease costs are included within selling, administrative and other expenses on the consolidated statements of operations.

On August 26, 2020, the Company signed a new one-year lease for the Company headquarters and operations located in Little River, South Carolina. The lease was effective retroactively from July 1, 2020, ending on June 30, 2021, for $7,500 per month. The Company has an option to renew the lease for up to an additional four years. As the Company is not reasonably certain to exercise the option to renew the lease the term of the lease is 12 months or less, the Company recognized $82,800 of operating lease expense within selling, administrative and other expenses during the period ended December 31, 2020.

On October 19, 2020, the Company entered into a building lease with a three-year term and an effective date of November 1, 2020. The lease requires the Company to make payments of $4,500 per month. The Company recognized an operating lease right-of-use asset and an operating lease liability in the amount of $123,614 and $123,614, respectively, which represented the presented the present value of future lease payments using a discount rate of 18.5% per annum.

At December 31, 2020, the weighted average remaining operating lease term was 2.83 years and the weighted average discount rate associated with operating leases was 18.5%.

The Components of lease expenses were as follows:

	2020 $	2019 $

Total operating lease cost	10,458	52,800

The following table provides supplemental cashflow and other information related to leases for the year ended December 31, 2020 and 2019:

	2020 $	2019 $

Lease payments	9,000	52,800

Supplemental balance sheet information related to leases as of December 31, 2020 and 2019 are as below:

	2020 $	2019 $

Cost	123,614	43,330
Accumulated amortization	(5,229)	(43,330)
Net carrying value	118,385	—

Future minimum lease payments related to lease obligations are as follows as of December 31, 2020:

$

2021	54,000
2022	54,000
2023	45,000

Total minimum lease payments	153,000

Less: amount of lease payments representing effects of discounting	(34,615)

Present value of future minimum lease payments	118,385

Less: current obligations under leases	(34,965)

Lease liabilities, net of current portion	83,420

NOTE 6. Notes Payable

The following table summarizes notes payable as of December 31, 2020 and December 31, 2019:

Type	Original Amount	Origination Date	Maturity Date	Effective Annual Interest Rate	Balance at December 31, 2020	Balance at December 31, 2019
Note Payable **	$25,000	05/08/2017	06/30/2018	0%	$27,500	$27,500
Note Payable (bb)	$130,000	06/20/2018	01/02/2020	8%	$—	$130,000
Note Payable **	$8,700	11/15/2018	06/30/2019	10%	$8,700	$8,700
Note Payable (e)	$90,596	09/15/2019	05/28/2020	8%	$—	$90,596
Note Payable (o)	$50,000	10/03/2019	04/03/2020	12%	$—	$37,500
Note Payable (e)	$17,500	11/12/2019	11/12/2020	8%	$—	$17,500
Note Payable	$83,400	12/20/2019	06/19/2020	150%	$—	$80,192
Note Payable	$148,362	12/20/2019	11/27/2020	80%	$—	$145,404
Note Payable (a)	$25,782	01/08/2020	05/13/2020	313%	$—	$—
Note Payable (b)	$33,660	02/19/2020	04/30/2020	585%	$—	$—
Note Payable (c)(e)	$20,000	02/28/2020	05/28/2020	8%	$—	$—
Note Payable (d)	$100,000	03/31/2020	08/01/2020	30%	$—	$—
Note Payable (e)	$118,644	05/05/2020	05/05/2021	8%	$110,644	$—
Note Payable (f)(y)	$150,000	07/08/2020	10/05/2021	10%	$—	$—
Note Payable (g)	$119,200	07/15/2020	11/04/2020	321%	$—	$—
Note Payable (h)	$74,950	08/21/2020	11/28/2020	343%	$—	$—
Note Payable (i)	$199,500	10/01/2020	09/28/2021	66%	$149,573	$—
Note Payable (j)	$126,000	11/03/2020	04/23/2021	168%	$85,050	$—
Note Payable (k)	$113,980	11/04/2020	03/15/2021	210%	$65,988	$—
Subtotal					$447,455	$537,392
Debt discount					$(63,075)	$(69,239)
Balance, net					$384,380	$468,153
Less current portion					$(384,380)	$(468,153)
Total long-term					$—	$—

** Currently in default

a)	On January 8, 2020, the Company sold future receivables with a non-related party for up to $87,540. During the period $25,782 was sold, of which $10,207 was loan fees and original issue discount resulting in cash proceeds to the Company of $15,575. The advance was repaid through $1,450 weekly payments. In connection with the advance, the Company granted the lender a security interest in all accounts, equipment, intangibles and inventory. This note was repaid during the during the year ended December 31, 2020.

b)	On February 19, 2020, the Company sold future receivables with a non-related party for $33,660, of which $13,710 was loan fees and original issue discount resulting in cash proceeds to the Company of $19,950. The advance was repaid through $660 daily payments. In connection with the advance, the Company granted the lender a security interest in all accounts, equipment, intangibles and inventory. This note was repaid during the year ended December 31, 2020.

c)	On February 28, 2020, the Company entered into a promissory note with a non-related party for $20,000. The note was due May 28, 2020, is unsecured and bears an interest rate of 8% per annum. On May 5, 2020, the Company consolidated this note with two others as described in Note 6(e).

d)	On March 31, 2020, the Company entered into a promissory note with a non-related party for $100,000. The note was due August 1, 2020, is unsecured and bears interest at $2,500 per month, repayable in four monthly payments of $27,500 commencing May 1, 2020. Additionally, the Company issued the lender 250,000 shares of the Company’s common stock with a fair market value of $8,225 as additional consideration for the loan. The note was repaid during the year ended December 31, 2020.

e)	On May 5, 2020, the Company consolidated three notes with principal amounts of $90,596, $17,500 and $20,000 as well as accrued interest into a new note with a principal amount of $118,644 and a maturity date of May 5, 2021. The note bears interest at 8% per annum and, in connection with the consolidation, the Company issued the lender 15,000,000 shares of the Company’s common stock with a fair value of $841,500. As the instruments were substantially different, the old notes were considered to be extinguished and the Company recognized a loss on settlement of debt of $826,500.

f)	On July 8, 2020, the Company entered into a promissory note with a non-related party for $150,000. The note was due October 5, 2020, is unsecured and bears an interest rate of 10% per annum. On August 27, 2020, the note was consolidated and replaced with the convertible note described in Note 6(y).

g)	On July 15, 2020, the Company sold future receivables with a non-related party for $119,200, of which $44,700 was loan fees and original issue discount resulting in cash proceeds to the Company of $74,500. The advance is repayable through $7,450 weekly payments. In connection with the advance, the Company granted the lender a security interest in all accounts, equipment, intangibles and inventory. The note was repaid during the year ended December 31, 2020.

h)	On August 21, 2020, the Company sold future receivables with a non-related party for $74,950, of which $26,945 was loan fees and original issue discount resulting in cash proceeds to the Company of $48,005. The advance is repayable through $1,071 daily payments. In connection with the advance, the Company granted the lender a security interest in all accounts, equipment, intangibles and inventory. The note was repaid during the year ended December 31, 2020.

i)	On October 1, 2020, the Company sold future receivables with a non-related party for $199,500, of which $53,250 was loan fees and original issue discount resulting in cash proceeds to the Company of $146,250. The advance is to be repaid through weekly payments of $3,841. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the year ended December 31, 2020, $22,608 of the discount was amortized to expense, leaving a net note balance of $118,931 (discount balance of $30,642).

j)	On November 3, 2020, the Company sold future receivables with a non-related party for $126,000, of which $39,650 was loan fees and original issue discount resulting in cash proceeds to the Company of $86,350. The advance is to be repaid through $1,050 daily payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the year ended December 31, 2020, $20,706 of the discount was amortized to expense, leaving a net note balance of $66,106 (discount balance of $18,944).

k)	On November 4, 2020, the Company sold future receivables with a non-related party for $113,980, of which $34,440 was loan fees and original issue discount resulting in cash proceeds to the Company of $79,540. The advance is to be repaid through $5,999 weekly payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the year ended December 31, 2020, $20,951 of the discount was amortized to expense, leaving a net note balance of $52,499 (discount balance of $13,489).

The following table summarizes notes payable, related parties, as of December 31, 2020 and December 31, 2019:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at December 31, 2020	Balance at December 31, 2019
Note Payable, RP **	$30,000	04/10/2018	01/15/2019	3%	$30,000	$30,000
Note Payable, RP **	$380,000	06/20/2018	01/02/2020	8%	$380,000	$380,000
Note Payable, RP **	$350,000	06/20/2018	01/02/2020	5%	$285,214	$325,000
Note Payable, RP **	$17,000	06/20/2018	01/02/2020	5%	$17,000	$17,000
Note Payable, RP **	$50,000	07/27/2018	11/30/2018	8%	$50,000	$50,000
Note Payable, RP	$5,000	10/09/2018	Demand	0%	$5,000	$5,000
Note Payable, RP	$5,000	10/19/2018	Demand	0%	$5,000	$5,000
Note Payable, RP **	$15,000	08/16/2019	02/16/2020	8%	$15,000	$15,000
Note Payable, RP (l)	$1,500	02/11/2020	Demand	0%	$—	$—
Note Payable, RP (m)	$2,000	02/11/2020	Demand	0%	$2,000	$—
Subtotal					$789,214	$827,000
Debt discount					$—	$(43)
Balance, net					$789,214	$826,957
Less current portion					$(789,214)	$(826,957)
Total long-term					$—	$—

** Currently in default

l)	On February 11, 2020, the Company entered into a promissory note with the Chairman and CEO of the Company for $1,500. The note is due on demand, is unsecured and bears an interest rate of 0% per annum. The note was repaid during the period.

m)	On February 11, 2020, the Company entered into a promissory note with the COO and Director of the Company for $2,000. The note is due on demand, is unsecured and bears an interest rate of 0% per annum.

The following table summarizes convertible notes payable as of December 31, 2020 and December 31, 2019:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at December 31, 2020	Balance at December 31, 2019
Convertible Note Payable (n)	$50,000	12/06/2018	12/06/2019	12%	$—	$22,777
Convertible Note Payable * **	$65,000	12/06/2018	12/06/2019	12%	$46	$46
Convertible Note Payable (x)	$100,000	01/18/2019	01/16/2020	24%	$—	$95,492
Convertible Note Payable (v)	$60,000	01/29/2019	01/22/2020	18%	$—	$266,050
Convertible Note Payable (ff)	$50,000	02/01/2019	10/22/2019	24%	$—	$154,330
Convertible Note Payable (s)	$60,000	02/21/2019	02/14/2022	0%	$—	$74,000
Convertible Note Payable (z)	$55,125	02/21/2019	02/20/2020	24%	$—	$42,125
Convertible Note Payable * **	$75,000	03/18/2019	12/13/2019	24%	$177,795	$232,814
Convertible Note Payable (s)	$26,000	09/16/2019	09/11/2022	0%	$—	$26,000
Convertible Note Payable (o)	$175,814	09/27/2019	09/25/2020	8%	$—	$175,814
Convertible Note Payable	$53,000	10/08/2019	10/07/2020	12%	$—	$53,000
Convertible Note Payable	$50,000	10/31/2019	10/29/2020	12%	$—	$50,000
Convertible Note Payable (p)	$8,888	02/19/2020	02/18/2021	12%	$—	$—
Convertible Note Payable (q) * **	$30,000	03/06/2020	03/05/2021	12%	$21,662	$—
Convertible Note Payable (r)	$45,000	03/09/2020	03/02/2021	12%	$—	$—
Convertible Note Payable (t) * **	$150,000	04/10/2020	04/09/2021	12%	$165,000	$—
Convertible Note Payable (u)	$128,000	04/16/2020	04/09/2021	12%	$—	$—
Convertible Note Payable (w)	$83,000	05/12/2020	11/08/2021	12%	$—	$—
Convertible Note Payable (y) **	$300,000	08/27/2020	07/31/2021	12%	$300,000	$—
Convertible Note Payable (aa)	$53,500	09/22/2020	03/21/2022	12%	$53,500	$—
Convertible Note Payable (bb)	$87,500	09/24/2020	Demand	8%	$40,000	$—
Convertible Note Payable (cc)	$200,000	10/07/2020	10/06/2021	5%	$200,000	$—
Convertible Note Payable (dd)	$200,000	10/16/2020	10/15/2021	5%	$200,000	$—
Convertible Note Payable (ee)	$300,000	11/11/2020	11/10/2021	5%	$300,000	$—
Convertible Note Payable (gg)	$150,000	12/29/2020	12/28/2021	5%	$150,000	$—
Subtotal					$1,608,003	$1,192,448
Debt discount					$—	$(4,815)
Balance, net					$1,608,003	$1,187,633
Less current portion					$(1,554,503)	$(1,187,633)
Total long-term					$53,500	$—
* Embedded conversion feature accounted for as a derivative liability at period end ** Currently in default

n)	During the year ended December 31, 2020, $22,777 of principal and $4,007 of interest of the convertible note payable was converted into 37,005,272 shares of the Company’s common stock.

o)	On February 7, 2020, the Company extinguished both promissory note (totaling $39,000) and convertible note (totaling $181,000), including accrued interest with a non-related party through the issuance of 220,000 shares of preferred series C stock. The Company recorded the difference between the fair value of the preferred series C stock of $264,000 and the debt outstanding of $220,000 as a loss on extinguishment of debt of $44,000.

p)

On February 19, 2020, the Company received another tranche on a convertible note originally dated December 6, 2018. The new tranche had a principal amount of $8,888, with an original issue discount of $888. The convertible note is due 365 days from issuance, bears interest at 12% per annum and is convertible into common shares of the Company at 65% multiplied by the lowest traded price or lowest closing bid price during the 25 days the Company’s stock is tradable prior to the conversion date. Further, if at any time the stock price is less than $0.30, an additional 20% discount is applied and if at any time the conversion price is less than $0.01, an additional 10% is applied. Further, an additional 15% is applied if the Company fails to comply with its reporting requirements. During the period, all these additional discounts were triggered.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $70,719 and resulted in a discount to the note payable of $8,000 and an initial derivative expense of $62,719.

During the year ended December 31, 2020, the entire amount was repaid.

q)

On March 6, 2020, the Company received another tranche on a convertible note originally dated December 6, 2018. The new tranche had a principal amount of $30,000, with an original issue discount of $4,000. The convertible note is due 365 days from issuance, bears interest at 12% per annum and is convertible into common shares of the Company at 65% multiplied by the lowest traded price or lowest closing bid price during the 25 days the Company’s stock is tradable prior to the conversion date. Further, if at any time the stock price is less than $0.30, an additional 20% discount is applied and if at any time the conversion price is less than $0.01 an additional 10% is applied. Further, an additional 15% is applied if the Company fails to comply with its reporting requirements. During the period, all these additional discounts were triggered.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $391,837 and resulted in a discount to the note payable of $26,000 and an initial derivative expense of $365,837.

During the year ended December 31, 2020, $8,338 of principal and $500 of interest of a convertible note payable was converted into 1,000,000 shares of the Company’s common stock.

r)	On March 9, 2020, the Company entered into a convertible promissory note with a non-related party for $45,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $42,000. The note is due on March 2, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. The note was repaid prior to becoming convertible, and no derivative liability was recorded.

s)	On April 1, 2020, the Company entered into a settlement agreement to settle two convertible notes with remaining principal amounts $74,000 and $26,000. Pursuant to the settlement agreement, the Company agreed to pay $100,000 to settle the principal and accrued interest and penalties relating to the two convertible notes. As a result, the Company recorded a gain on settlement of debt of $312,269.

t)

On April 10, 2020, the Company entered into a convertible promissory note with a non-related party for $150,000, of which $18,000 was an original issue discount resulting in cash proceeds to the Company of $132,000. The note is due on April 9, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. The Note may be converted by the Lender at any time into shares of Company’s common stock at a conversion price equal to 65% of the lowest trading price during the 25-trading day period prior to the conversion date. Further, if at any time the stock price is less than $0.30, an additional 20% discount is applied and if at any time the conversion price is less than $0.01 an additional 10% is applied. Further, an additional 15% is applied if the Company fails to comply with its reporting requirements. During the period, all these additional discounts were triggered.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $507,847 and resulted in a discount to the note payable of $132,000 and an initial derivative expense of $375,847. During the year ended December 31, 2020, the Company incurred $15,000 of penalties which increased the principal amount of the note to $165,000.

u)	On April 16, 2020, the Company entered into a convertible promissory note with a non-related party for $128,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $125,000. The note is due on April 9, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. The note was repaid prior to becoming convertible, and no derivative liability was recorded.

v)	On May 11, 2020, the Company entered into a settlement agreement to settle a convertible note with a principal balance of $266,050 and accrued interest balance of $573,933. Pursuant to the settlement agreement, the Company agreed to pay $100,000 to settle the principal and accrued interest and penalties relating to the convertible note. As a result, the Company recorded a gain on settlement of debt of $2,273,770.

w)	On May 12, 2020, the Company entered into a convertible promissory note with a non-related party for $83,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $80,000. The note is due on November 8, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. The note was repaid prior to becoming convertible, and no derivative liability was recorded.

x)

On August 18, 2020, the Company entered into a settlement agreement to settle a convertible note with a principal balance of $100,479 and accrued interest balance of $228,661. Pursuant to the settlement agreement, the Company agreed to pay $140,000 in four monthly installments of $35,000 commencing August 19, 2020 and ending November 19, 2020 to settle the principal and accrued interest and penalties relating to the convertible note. As a result, the Company recorded a gain on extinguishment of debt of $500,565.

During the year ended December 31, 2020, $4,562 of principal and $191 of interest of the convertible note payable was converted into 5,281,088 shares of the Company’s common stock.

y)

On August 27, 2020, the Company executed a new, consolidated convertible note with a non-related party by extinguishing the promissory note in the amount of $150,000 with interest due of $2,055. The new convertible note is in the amount of $300,000 (an additional $150,000 received), is due on or before July 31, 2021, has a 12% per annum interest rate and may be converted into shares of the Company’s common stock at $0.05 per share. According to the terms of the agreement, the Company is to make $75,000 quarterly payments at the end of each calendar quarter, with a ten-day grace period or the note becomes in default. The Company also issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.06 for a term of 5 years. If at any time the convertible note becomes in default (failure to pay a scheduled payment), the number of warrants shall automatically be increased to 200% of the original warrants.

The warrants qualified for derivative liability classification, and the Company calculated the fair value of the warrants on issuance at $196,765. The Company recognized a loss on settlement of the nonconvertible note of $196,765. On October 10, 2020, the Company failed to make the first $75,000 quarterly payment, with a ten-day grace period. As a result, the convertible became due immediately, and the warrants increased from 5,000,000 to 10,000,000.

z)

On September 3, 2020, the Company entered into a settlement agreement to settle a convertible note with a principal balance of $39,170 and accrued interest balance of $12,831. Pursuant to the settlement agreement, the Company agreed to pay $100,000 in four monthly installments of $25,000 commencing September 8, 2020 and ending December 8, 2020 to settle the principal and accrued interest and penalties relating to the convertible note. As a result, the Company recorded a loss on extinguishment of debt of $10,273.

During the year ended December 31, 2020, $7,168 of principal of the convertible note payable was converted into 8,000,000 shares of the Company’s common stock.

aa)	On September 22, 2020, the Company entered into a convertible promissory note with a non-related party for $53,500, of which $3,500 was an original issue discount resulting in cash proceeds to the Company of $50,000. The note is due on March 21, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the note is not convertible until 180 days following issuance, no derivative liability was recognized as of December 31, 2020.

bb)

On September 24, 2020, a non-related promissory noteholder assigned its promissory note to a different non-related party. The balance of the note assigned was $87,500.

On September 25, 2020, the Company amended a promissory note to add a conversion feature making the note convertible at $0.001 per share, with all other terms remaining the same. As the instruments were substantially different, the promissory note was considered to be extinguished. As a result, the Company recorded a loss on extinguishment of debt of $3,298,750.

During the year ended December 31, 2020, $47,500 of principal of the convertible note payable was converted into 47,500,000 shares of the Company’s common stock.

cc)	On October 7, 2020, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on October 6, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 6-months of the date of issuance into shares of Company’s common stock at a conversion price of $0.20.

dd)	On October 16, 2020, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on October 15, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 6-months of the date of issuance into shares of Company’s common stock at a conversion price of $0.20.

ee)	On November 11, 2020, the Company entered into a convertible promissory note with a non-related party for $300,000. The note is due on November 10, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 6-months of the date of issuance into shares of Company’s common stock at a conversion price of $0.15.

ff)	On November 20, 2020, the Company entered into a settlement agreement to settle a convertible note with a remaining principal amount of $154,330 and accrued interest balance of $166,932. Pursuant to the settlement agreement, the Company agreed to issue 15,000,000 common shares with a fair value of $309,000 to settle the principal and accrued interest and penalties relating to the convertible note. As a result, the Company recorded a gain on settlement of debt of $1,362,268.

gg)	On December 29, 2020, the Company entered into a convertible promissory note with a non-related party for $150,000. The note is due on December 28, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 6-months of the date of issuance into shares of Company’s common stock at a conversion price of $0.10.

NOTE 7 – DERIVATIVE LIABILITIES

The embedded conversion option of (1) the convertible debentures described in Note 6 and (2) warrants, containing conversion features that qualify for embedded derivative classification as described further in Note 10. The fair value of the liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	December 31, 2020	December 31, 2019
Balance at the beginning of period	$10,517,873	$322,976
Original discount limited to proceeds of convertible notes	166,000	540,750
Change in fair value of embedded conversion feature	5,424,692	12,912,201
Settlement of derivative instruments	(4,876,287)	(3,258,054)
Balance at the end of the period	$11,429,043	$10,517,873

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion features and warrant liabilities as their fair values were determined by using the Binomial Model based on various assumptions.

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At issuance	212-358%	0.25-1.47%	0%	1.00-5.00
At December 31, 2020	121-262%	0.10-0.36%	0%	0.25-4.65

NOTE 8 - STOCKHOLDERS’ DEFICIT

Preferred Stock

Effective March 23, 2018, the Company amended the articles of incorporation and authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued from time to time by the Board of Directors as shares of one or more classes or series, as summarized below.

Series A Preferred Shares

Effective March 23, 2018, the Company amended the articles of incorporation and authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 1,000,000 shares were designated as Series A Convertible Preferred Stock as of December 31, 2019. The preferred stock may be issued from time to time by the Board of Directors as shares of one or more classes or series.

On December 1, 2018, the Company’s Board of Directors authorized an offering for 1,000,000 Preferred Series “A” stock at $0.10 per share and with 100% regular or cashless exercise at $0.10 per share of common stock warrant coverage. At December 31, 2018, the Company received $60,000 of subscriptions for the issuance of 600,000 shares of Preferred Series “A” stock to three accredited investors who are related parties. The Company was unable to issue the subscriber the preferred shares until the Company filed a Certificate of Designation and the Preferred Series “A” stock has been duly validly authorized. Resulting in a preferred stock liability related to the Company’s commitment to issue shares of Series A stock upon the designation.

On April 12, 2019, the Company filed a Certificate of Designation with the Nevada Secretary of State designating 1,000,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock. The principal terms of the Series A Preferred Shares are as follows:

Issue Price

The stated price for the Series A Preferred shall be $0.10 per share.

Redemption

This Company may at any time following the first anniversary date of issuance (the “Redemption Date”), at the option of the Board of Directors, redeem in whole or in part the Shares by paying in cash in exchange for the Shares to be redeemed a price equal to the Original Series A Issue Price ($0.10) (the “Redemption Price”). Any redemption affected pursuant to this provision shall be made on a pro rata basis among the holders of the Shares in proportion to the number of the shares then held by them.

Dividends

None.

Preference of Liquidation

In the event of any liquidation, dissolution or winding up of the Company, the holders of Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Company, to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of (i) $0.10 for each outstanding Share (the “Original Series A Issue Price”) and (ii) an amount equal to 6% of the Original Series A Issue Price for each 12 months that has passed since the date of issuance of any Shares (such amount being referred to herein as the “Premium”).

For purposes of this provision, a liquidation, dissolution or winding up of this Company shall be deemed to be occasioned by, or to include, (A) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation but, excluding any merger effected exclusively for the purpose of changing the domicile of the Company); or (B) a sale of all or substantially all of the assets of the Company; unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Company’s acquisition or sale or otherwise), hold at least 50% of the voting power of the surviving or acquiring entity.

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

Conversion

Each Share shall be convertible into shares of the Company’s Common Stock at a price per share of $0.10 (1 Share converts into 1 share of Common Stock), at the option of the holder thereof, at any time following the date of issuance of such Share and on or prior to the fifth day prior to the Redemption Date, if any, as may have been fixed in any Redemption Notice with respect to the Shares, at the office of this Company or any transfer agent for such stock. Each Share shall automatically be converted into shares of Common Stock on the first day of the thirty-sixth (36th) month following the original issue date of the shares at the Conversion Price per share.

The Company was unable to issue the subscribers the preferred shares until the Company filed a Certificate of Designation and the Preferred Series “A” stock had been duly validly authorized. As the Company had not filed the Certificate of Designation and as the Company could not issue the preferred shares to settle the proceeds received, it was determined the subscriptions were settleable in cash. As a result, the Company classified the subscriptions received as a liability in accordance with ASC 480 Distinguishing Liabilities from Equity. The filing of the Certificate of Designation and issuance of the preferred shares resulted in the reclassification of the Series A Preferred Shares from a liability to temporary equity or “mezzanine” because the preferred shares include the liquidation preferences described above. The fair value of the preferred series A stock on April 12, 2019 was $60,398 and was valued by using the Binomial Model based on various assumptions and was reclassified from a liability to mezzanine equity.

As of December 31, 2020 and 2019, there were 500,000 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

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

Redemption Rights

The Series B Preferred Stock shall be redeemed by the Corporation upon the successful receipt by the Corporation of at least $1,000,000 in equity capital following the issuance of the Series B Preferred Stock. To date the Company has received $500,500 of equity capital, and upon the receipt of an additional $499,500 in equity capital the redemption right will be triggered.

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

Protective Provisions

So long as any shares of Series B Preferred Stock are outstanding, this Corporation shall not without first obtaining the approval (by vote or written consent, as provided by law) of the Holders of the Series B Preferred Stock which is entitled, other than solely by law, to vote with respect to the matter, and which Preferred Stock represents at least a majority of the voting power of the then outstanding shares of such Series B Preferred Stock:

a)	sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Corporation is disposed of;
b)	alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares;
c)	increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock;
d)	authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Series B Preferred Stock with respect to dividends or upon liquidation, or (ii) having rights similar to any of the rights of the Series B Preferred Stock; or
e)	amend the Corporation’s Articles of Incorporation or bylaws.

Dividends

None.

Preference of Liquidation

None.

Upon designation, the Company issued 500,000 shares of the Series B preferred stock to each of its current CEO/Chairman and COO/Director (1,000,000 shares in total) pursuant to their employment agreements. As the Series B Preferred Shares represent share-based payments that are not classified as liabilities but that could require the employer to redeem the equity instruments for cash or other assets, the Company classified the initial redemption amount of the shares of $158,247 as temporary equity or “mezzanine”.

As of December 31, 2020 and 2019, there were 1,000,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

The number of shares constituting the Series C Convertible Preferred Stock shall be 5,500,000. Such number of shares may be increased or decreased by resolution of the Board of Directors, provided that no decrease shall reduce the number of shares of Series C Convertible Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series C Convertible Preferred Stock.

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

Protective Provisions

So long as any Shares are outstanding, this Company shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of Shares which is entitled, other than solely by law, to vote with respect to the matter, and which Shares represents at least a majority of the voting power of the then outstanding Shares:

a)	sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is disposed of;
b)	alter or change the rights, preferences or privileges of the Shares so as to affect adversely the Shares;
c)	increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock;
d)	authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Shares with respect to liquidation, or (ii) having rights similar to any of the rights of the Preferred Stock; or
e)	amend the Company’s Articles of Incorporation or bylaws.

Other Rights

There are no other rights, privileges or preferences attendant or relating to in any way the Shares, including by way of illustration but not limitation, those concerning dividend, ranking, other conversion, other redemption, participation or anti-dilution rights or preferences.

As conversion of the Series C Preferred Shares is not within the control of the Company, and it is not certain that the Company could satisfy its obligation to deliver shares upon conversion, the Series C Preferred Shares were classified in temporary equity or “mezzanine”.

On February 7, 2020, the Company extinguished a promissory note and convertible note, including accrued interest, through the issuance of 220,000 shares of preferred series C stock. The Company recorded the difference between the fair value of the preferred series C stock of $264,000 and the debt outstanding of $220,000 as a loss on extinguishment of debt of $44,000 as described further in Note 6(o).

During the period ended December 31, 2020, the Company sold 270,000 shares of preferred series C stock for proceeds of $270,000. The preferred series C stock sold during the period contained a beneficial conversion feature as the conversion price was less than the fair value of the common stock, which the instrument is then convertible at the commitment date. During the year ended December 31, 2020, the intrinsic value of the 270,000 shares sold was $270,000. As the preferred series C stock have no stated maturity date and are convertible at any time, the discount created in the preferred series C stock is fully amortized at issuance as a deemed dividend.

During the year ended December 31, 2020, 450,000 shares of preferred series C stock, with a value of $494,000, were converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 45,000,000 shares of common stock.

At December 31, 2020, there were 40,000 Series C Preferred Shares issued and outstanding (2019 – Nil), valued at $1 per share or $40,000.

Common Stock

Effective March 23, 2018, the Company amended the Articles of Incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 100,000,000 to 300,000,000 shares. Effective October 4, 2019, the Company amended the Articles of Incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 300,000,000 to 1,000,000,000 shares. The number of shares outstanding of the registrant’s common stock as of December 31, 2020 and 2019 was 722,487,846 and 498,880,300, respectively.

During the year ended December 31, 2020, $22,777 of principal and $4,007 of interest of a convertible note payable was converted into 37,005,272 shares of the Company’s common stock as further described in Note 6(n).

During the year ended December 31, 2020, $47,500 of principal of a convertible note payable was converted into 47,500,000 shares of the Company’s common stock as further described in Note 6(bb).

During the year ended December 31, 2020, the Company issued 9,246,186 shares of common stock upon the cashless exercise of 9,280,742 warrants.

During the year ended December 31, 2020, 450,000 shares of preferred series C stock with a value of $494,000 was converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 45,000,000 shares of common stock.

On January 1, 2020, the Company issued 15,000,000 fully vested shares of the Company’s common stock to Gary J. Grieco, its CEO and Chairman, pursuant to an employment agreement. The Company recorded the fair value of the common shares of $99,000 as stock-based compensation.

On May 20, 2020, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide advisory services through September 20, 2020 in consideration of 150,000 shares of common stock. The fair value of the common stock was $5,880, which was recognized in consulting expenses for the year ended December 31, 2020.

On March 31, 2020, the Company issued 250,000 shares of common stock pursuant to a loan agreement. The Company recorded the fair value of the common shares as $8,225 in interest expense.

On April 27, 2020, the Company issued 1,000,000 shares of common stock to an employee of the Company for cash proceeds of $10,000, pursuant to a stock subscription agreement.

On April 27, 2020, the Company issued 2,750,000 shares of common stock for cash proceeds of $110,000, pursuant to a stock subscription agreement.

On May 5, 2020, the Company issued 15,000,000 shares of common stock, with a fair value of $841,500, as part of the note extinguishment and consolidation agreement described in Note 6(e).

On May 19, 2020, the Company issued 500,000 shares of common stock for cash proceeds of $20,000, pursuant to a stock subscription agreement.

On July 1, 2020, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide advisory services through December 31, 2021 in consideration of 8,000,000 shares of common stock. The fair value of the common stock was $307,200 of which $99,915 was recognized in consulting expenses for the year ended December 31, 2020, with the remainder as prepaid assets for future services.

On July 6, 2020, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide investor relations services for a period of one year in consideration for $3,000 per month and the issuance of 1,000,000 shares of common stock. The fair value of the common stock was $36,000 of which $17,556 was recognized in consulting expenses for the year ended December 31, 2020 with the remainder in prepaid assets for future services.

On July 8, 2020, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide operational business development for a period of five years and introductory services in consideration for the issuance of 1,000,000 fully-vested shares of common stock and a 5% commission, payable in cash, for any product sales brokered. The fair value of the common stock was $36,500 which was recognized in consulting expenses.

On August 14, 2020, $4,562 of principal and $191 of interest of a convertible note payable was converted into 5,281,088 shares of the Company’s common stock as further described in Note 6(x).

On September 2, 2020, $7,168 of principal of a convertible note payable was converted into 8,000,000 shares of the Company’s common stock as further described in Note 6(z).

On September 29, 2020, $8,338 of principal and $500 of interest of a convertible note payable was converted into 1,000,000 shares of the Company’s common stock as further described in Note 6(q).

On October 6, 2020, the Company issued 3,500,000 shares of common stock for proceeds of $70,000, pursuant to a stock subscription agreement.

On October 7, 2020, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide advisory services for a period of five months in consideration of 5,000,000 shares of common stock. The fair value of the common stock was $134,500 of which $75,713 was recognized in consulting expenses for the year ended December 31, 2020, with the remainder as prepaid assets for future services.

On November 20, 2020, the Company issued 15,000,000 shares of common stock with a fair value of $309,000 to settle the principal, accrued interest, and penalties relating to the convertible note described in Note 6(ff).

On December 23, 2020, the Company issued 2,050,000 shares of common stock for proceeds of $20,500, pursuant to a stock subscription agreement.

On January 1, 2019, the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The terms of the contract call for an annual salary of $90,000 for the first year, effective March 1, 2019 and increasing to $120,000 once the Company’s revenue exceeds monthly expenses, then incrementally over time and with certain operational results, up to $200,000/year. The salary may be paid, at the employee’s discretion, either in cash or in common stock. A $1,000 per month allowance will be granted to the executive for housing near the Company’s South Carolina facility. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020; 375,000 shares on March 1, 2021; and the final 375,000 shares on March 1, 2022. On October 4, 2019, F. Jody Read resigned from the position of CEO and moved back into the role of COO.

On January 1, 2019, the fair value of the restricted stock award totaled $240,000 which will be expensed over vesting period. As of December 31, 2020, 750,000 (2019 - 375,000) shares were issued and the Company had recognized $173,767 (2019 - $116,728) of expense.

During the year ended December 31, 2019, convertible note holders converted their debt into 410,433,964 shares of the Company’s common stock.

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

On March 29, 2019, the Company executed a settlement agreement with a contractual consultant, UCAP Partners, LLC for the settlement of $25,000 owed to the contractor for the provision of services as related to the March 15, 2018 agreement with UCAP. The settlement terms include acknowledgement that the Company owes UCAP $25,000 as payment for said services; that UCAP purchased and fully paid for Series A Preferred Stock and Warrants from the Company on December 3, 2018 (100,000 Preferred Series A Shares and 100,000 warrants to purchase common shares at $0.10/share); the settlement is outlined as follows: the Company shall issue 164,000 shares of its common stock as payment in full for the services rendered on the consulting contract; the Company shall accept UCAP’s conversion and exercise of the purchased 100,000 Preferred Series A shares into 100,000 shares of the Company’s common stock and the Company shall accept the cashless conversion of UCAP’s 100,000 warrant into 34,400 shares of the Company’s restricted common stock; and, as inducement for and consideration for the settlement of the Company’s debt to UCAP, the Company agrees to grant 500,000 additional shares of the Company’s restricted stock. As a result of this transaction, 798,400 shares of Company’s common stock were issued and a $55,830 loss on settlement of debt was recognized.

On August 1, 2019, the Company entered into a consulting agreement for investor relations services through December 31, 2019. The agreement called for 1,000,000 restricted shares of common stock to be issued to the consultant. As of December 31, 2019, the Company recorded the fair value of the shares of $15,000 for the consulting expense related to the consulting services provided.

On October 1, 2019, the Company entered into a consulting agreement for investor relations services through March 31, 2020. The agreement called for a cash payment of $25,000 and 12,000,000 restricted shares of common stock to be issued to the consultant. As of December 31, 2019, the Company recorded the fair value of the shares of $61,200, of which $30,600 was recognized in consulting expense for the year ended December 31, 2019, with the remaining amount of $30,600 recognized during the year ended December 31, 2020.

NOTE 9 – STOCK OPTIONS

The Company did not grant any stock options during the year ended December 31, 2019 or the year ended December 31, 2020.

Below is a table summarizing the options issued and outstanding as of December 31, 2020:

	Number of warrants	Weighted average exercise price $
Balance, December 31, 2019	200,000	2.00
Granted	—	—
Expired	—	—
Settled	—	—
Balance, December 31, 2020	200,000	2.00

As at December 31, 2020, the following stock options were outstanding:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
01/26/2017	200,000	200,000	2.00	1.07	01/26/2022	400,000
	200,000	200,000				$400,000

The weighted average exercise prices are $2.00 for the options outstanding and exercisable, respectively. The intrinsic value of stock options outstanding at December 31, 2020 was $Nil.

NOTE 10 – WARRANTS

During the year ended December 31, 2019, the Company issued 487,500 warrants subject to an exercise price of $0.20 per share for 5 years and 300,000 warrants subject to an exercise price of $0.10 per share for 5 years. If the Company issues any common stock or common stock equivalents at an effective price per share less than the warrant’s exercise price, the exercise price of the warrants will be reduced to the lower price. In addition, the number of common shares issuable upon conversion of the warrants is increased so that the number of shares issuable multiplied by the exercise price equals the aggregate exercise price of the warrants immediately prior to the exercise reduction. During period, convertible notes were exercised at a price less than the original exercise price of these warrants, resulting in an adjustment to the number of warrants and exercise price. Following these adjustments 393,618,843 warrants were outstanding subject to an exercise price of $0.00035 and 53,571,429 warrants were outstanding subject to an exercise price of $0.00056.

On August 27, 2020, as part of the convertible note financing described in Note 6(y), the Company issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.06 for a term of 5 years. On October 10, 2020, the Company failed to make a required repayment of the note and as a result, the warrants increased from 5,000,000 to 10,000,000.

The Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible instruments. The initial fair value of the warrants issued during the period was calculated using the Binomial Model as described in Note 7.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, December 31, 2019	413,816,252	0.00053
Adjustment to warrants outstanding	48,154,762	0.00673
Granted	5,000,000	0.06
Settled	(9,280,742)	0.00035
Balance, December 31, 2020	457,690,272	0.00179

As at December 31, 2020, the following share purchase warrants were outstanding:

Date	Number	Number	Exercise		Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $		Life (Years)	Date	Exercised
11/28/2018	142,857,143*	142,857,143*	0.00035	*	0.91	11/28/2021	$50,000
12/03/2018	500,000	500,000	0.10		2.92	12/03/2023	50,000
02/14/2019	143,618,843*	143,618,843*	0.00035	*	3.12	02/14/2024	50,267
03/13/2019	107,142,857*	107,142,857*	0.00035	*	3.20	03/13/2024	37,500
09/11/2019	53,571,429*	53,571,429*	0.00056	*	3.70	09/11/2024	30,000
08/26/2020	10,000,000**	10,000,000**	0.06		4.65	08/26/2025	600,000
	457,690,272	457,690,272					$817,767

*The number of warrants outstanding and exercisable is variable based on adjustments to the exercise price of the warrant due to dilutive issuances.

**An additional 5,000,000 warrants were issued, according to the terms of the agreement, due to the Company defaulted on a convertible note payable with the warrant holder.

The intrinsic value of warrants outstanding at December 31, 2020 was $9,670,419.

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

In addition to contracts for service, the Company also regularly uses the professional services of securities attorneys, a US EPA specialist, professional accountants and other public company specialists.

Employment Agreements –

On January 1, 2019, the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The terms of the contract call for an annual salary of $90,000 for the first year, effective March 1, 2019 and increasing to $120,000 once the Company’s revenue exceeds monthly expenses, then incrementally over time and with certain operation results, up to $200,000/year. The salary may be paid, at the employee’s discretion, either in cash or in common stock. A $1,000 per month allowance will be granted to the executive for housing near the Company’s South Carolina facility. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020, 375,000 shares on March 1, 2021 and the final 375,000 shares on March 1, 2022. 375,000 shares vested on March 1, 2020 and another 375,000 shares vested on March 1, 2021. On August 12, 2019, the Company amended the employment contract with F. Jody Read, CEO, whereby 500,000 Preferred Series B shares were issued to Read. On October 4, 2019, F. Jody Read resigned from the position of CEO and moved back into the role of COO. All other terms of the January 1, 2019 employment agreement remain in effect.

On August 12, 2019, the Company entered into a four-year employment agreement with Gary J. Grieco, its President, whereby Mr. Grieco will continue to receive $24,000 per year for services to the Company as its President and whereby 500,000 preferred series B stock were issued to Grieco. The employment agreement begins on August 12, 2019, and is automatically renewable for two years unless terminated earlier as per the terms of the agreement. Gary Grieco entered the role of CEO of the Company upon F. Jody Read’s resignation on October 4, 2019 and entered into a four-year employment agreement with the Company on January 1, 2020. Pursuant to the agreement, Mr. Grieco will receive $48,000 per year commencing April 1, 2020 and receive 15,000,000 shares of the Company’s common stock for services to the Company as its President and CEO. In addition, once monthly revenue exceeds monthly expenses, the salary will be increased and Mr. Grieco will be issued an additional 10,000,000 shares of the Company’s common stock. The employment agreement begins on January 1, 2020 and is automatically renewable for two years unless terminated earlier as per the terms of the agreement.

Legal Proceedings and Status –

Annihilare Litigation

On August 8, 2019, we received notice from Annihilare Medical Systems, Inc (“Annihilare”) that certain intellectual properties developed jointly between us and Annihilare were to be discontinued from use by us and our customers. We dispute the claims from Annihilare that the intellectual properties are exclusively Annihilare’s.

In May of 2020, we filed a complaint in the United States District Court for the Western District of North Carolina (Charlotte Divisions – Civil Action No. 3:20-cv-00287), against Annihilare, Marion E. Paris, Jr. and Clay Parker Sipes, seeking damages.

These claims arise from several consulting agreements and an acquisition agreement between the Company and the Defendants surrounding the purchase of Annihilyzer® Intellectual property by the Company and subsequent infringement of the intellectual properties. Subsequent to the period end, the legal proceedings were settled.

Other Obligations and Commitments –

On March 20, 2020, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide investor relations services for a period of nine months. The Company issued the consultant 150,000 shares of common stock.

 On May 25, 2020, the Company entered into an agreement with PCT Europe to create an exclusive trading partnership within the United Kingdom and five European territories.  The intention is for the Company to acquire a 25% equity stake in PCT Europe.  In the event that a potential customer approaches the Company with an opportunity in the specified territories the Company will pass the opportunity onto PCT Europe.  Subsequent to the period, the Company has yet finalized the negotiations with PCT (Europe) LTD, and has not received, its 25% ownership position of PCT (Europe) LTD; therefore, such ownership position, while intended, has not been finalized. PCT (Europe) LTD is currently performing testing of the Company’s infection control system in a “live ward” scenario in the United Kingdom.

On July 1, 2020, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide advisory services through December 31, 2021 in consideration of 8,000,000 shares of common stock. The fair value of the common stock was $307,200 of which $99,915 was recognized in consulting expenses for the year ended December 31, 2020, with the remainder in prepaid expenses for future services.

On July 6, 2020, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide investor relations services for a period of one year in consideration for $3,000 per month and the issuance of 1,000,000 shares of common stock. The fair value of the common stock was $36,000 of which $17,556 was recognized in consulting expenses for the year ended December 31, 2020 with the remainder in prepaid expenses for future services.

On July 8, 2020, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide operational business development for a period of five years and introductory services in consideration for the issuance of 1,000,000 fully-vested shares of common stock and a 5% commission, payable in cash, for any product sales brokered. The fair value of the common stock was $36,500 which was recognized in consulting expenses.

On August 26, 2020, the Company signed a new one-year lease for the Company headquarters and operations located in Little River, South Carolina. The lease was effective retroactively from July 1, 2020, ending on June 30, 2021, for $7,500 per month. The Company has an option to renew the lease for an additional four years.

On October 7, 2020, the Company entered into a services agreement with a consultant for services for a period of six months. In consideration for services, the Company issued 5,000,000 shares of common stock.

NOTE 13 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2020 and 2019 respectively.  The Company was subject to United States federal and state income taxes at an approximate rate of 21% for the year ended December 31, 2020.

The components of the net deferred tax asset as of December 31, 2020 and 2019:

For the year ended December 31,	2020	2019
Net operating loss carry forwards	$7,798,197	$6,089,157
Stock/options issued for services	(512,905)	(370,925)
Stock/options issued for acquisitions	(106,856)	(106,856)
Loss on settlement of debt	1,080	(14,220)
Contributed services	(77,997)	(77,997)
Depreciation and amortization	(319,583)	(246,353)
Meals and Entertainment	(1,809)	(1,809)
Loss on change in fair value of conversion features	(3,897,570)	(2,758,381)
Accretion of discount on convertible note	(261,170)	(170,340)
Loss on preferred share liability	(2,490)	(2,490)
Valuation allowance	$(2,618,097)	$(2,339,786)
Net Deferred Tax Asset	$—	$—

Federal and state net operating loss carry forwards at December 31, 2020 were $10,222,362. The net operating loss carry forwards expire between 2033 and 2040.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2020 and 2019, respectively:

For the Years Ended December 31,	2020	2019
Book income (loss) from operations	$(1,709,040)	$(3,481,498)
Stock/options issued for services	141,980	47,650
Depreciation and amortization	73,230	70,990
Meals and entertainment	—	—
Loss on settlement of debt	(15,300)	14,220
Loss on change in fair value of conversion feature	1,139,190	2,711,560
Accretion of discount on convertible note	91,630	157,700
Preferred share liability loss	—	(15,220)
Change in valuation allowance	278,310	494,598
Provision for Income Taxes	$—	$—

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

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2020, and 2019, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2020 and 2019 relating to unrecognized benefits.

The tax years 2020 and 2019 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 14. SUBSEQUENT EVENTS

On January 4, 2021, the Company issued 25,000,000 common shares to settle a convertible note described in Note 6(bb), with a remaining balance of $40,000.

On January 27, 2021, the Company entered into a convertible promissory note with a non-related party for $150,000. The note is due on January 26, 2022 and bears interest on the unpaid principal balance at a rate of 5% per annum. The note may be converted by the lender at any time before 6-months of the date of issuance into shares of Company’s common stock at a conversion price equal to $0.10.

On February 2, 2021, the Company sold future receivables with a non-related party for $177,800, of which $35,994 was applied to previous loans owing to the lender and $39,795 was loan fees and original issue discount resulting in cash proceeds to the Company of $102,011. The advance is to be repaid through weekly payments of $7,730. In connection with the advance, the Company granted the lender a security interest in all past, present and future assets of the Company.

On February 16, 2021, the Company issued 1,803,279 shares of common stock to settle $247,270 from a $275,000 note payable dated June 20, 2018, which has a balance of $331,304, including interest, to the current Chairman and CEO of the Company. The Company also agreed to issue a new note for the remaining balance owed to the Chairman and CEO of $84,034, dated February 16, 2021. The note will bear interest at 5% per annum and is due on June 30, 2021.

On February 16, 2021, the Company issued 2,663,299 shares of common stock to settle a June 20, 2018 note payable of $380,000 and accrued interest of $77,229 owed to the current COO and Director of the Company.

On February 15, 2021, 40,000 shares of preferred series C stock was converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 4,000,000 shares of common stock.

On February 23, 2021, the Company entered into a convertible promissory note with a non-related party for $128,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $125,000. The note is due on February 22, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date.

On March 1, 2021, the Company released an additional vested 375,000 shares of common stock to its current COO and Director, as per the Company employment agreement with the executive.

On March 1, 2021, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide advisory services for a period of three months in consideration of $5,000 per month and an option to purchase 2,500,000 shares of common stock at $0.0001 for one year, exercisable on issuance.

On March 9, 2021, the Company sold future receivables with a non-related party for $522,640, of which $146,640 was loan fees, original issue discount and reserve resulting in cash proceeds to the Company of $376,000. The advance is to be repaid through daily payments of $2,999. The Company only received $22,766, net of fees, from the lender. On March 22, 2021, the Company cancelled this future receivables contract through total payments of $28,764 to the lender.

On March 9, 2021, the Company sold future receivables with a non-related party for $111,920, of which $35,145 was loan fees and original issue discount resulting in cash proceeds to the Company of $76,775. The advance is to be repaid through daily payments of $1,399. In connection with the advance, the Company granted the lender a security interest in all past, present and future assets of the Company.

On March 18, 2021, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on March 17, 2022 and bears interest on the unpaid principal balance at a rate of 5% per annum. The note may be converted by the lender at any time before 6-months of the date of issuance into shares of Company’s common stock at a conversion price equal to $0.10.

On March 23, 2021, the Company amended the convertible note described in Note 6(y). Pursuant to the amendment, the Company repaid $20,000 of principal and $17,457 of interest and the maturity date will be extended to April 15, 2021.

On March 26, 2021, the Company entered into a convertible promissory note with a non-related party for $83,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $80,000. The note is due on March 24, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date.

On April 6, 2021, the Company entered into a convertible promissory note with a non-related party for $43,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $40,000. The note is due on April 5, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our President as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President concluded that as of December 31, 2020, our disclosure controls and procedures were not effective due to the shortcomings described below.

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

For the year ended December 31, 2020, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework (2013),” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, our President has determined that our internal control over financial reporting for the year ended December 31, 2020, was not effective.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Directors and Executive Officers

The current board of directors and their terms are as follows:

Name	Age	Position(s) Held	Class of Director	Director Term
Gary J. Grieco	78	Director and CEO/President	Class I	Three Years
Gregory W. Albers	69	Director and Secretary/Treasurer	Class II	Two Years
Paul Branagan	75	Director	Class II	Two Years
Francis J. Read	53	Director, COO	Class III	One Year
William E. Prince	68	Director	Class III	One Year

CLASS I DIRECTOR (serving three-year term expiring at the 2021 annual meeting):

Gary J. Grieco -- Mr. Grieco was appointed to serve as a Director and as President of PCTL on August 10, 2016. He currently serves as a Director for Paradigm and from June 2014 to the present he has served as the President of Paradigm and has served as Secretary of that company since June 2012. He also served as Paradigm’s Chief Financial Officer from June 2012 to June 2014. His responsibilities have included sales, marketing and testing of the Paradigm technologies and seeking additional technology for the company to license. He supervises four employees and two outside consultants. In addition, for the past 25 years he has served as President of 3GC, Ltd. He attended the University of Buffalo and studied securities analysis at the New York Institute of Finance and New York University.

Mr. Grieco’s experience as a director and officer of Paradigm and his knowledge and experience with the products and operations of Paradigm should assist our Board with future decisions regarding the development of the Paradigm subsidiary.

CLASS II DIRECTORS (serving two-year terms expiring at the 2021 annual meeting):

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

Paul Branagan – was appointed as a director of the Company on March 23, 2018. From 1993 to the present Mr. Branagan has been the President and Senior Scientist of Branagan & Associates, Inc. Mr. Branagan is a physicist with over 40 years of experience in a variety of technical ventures ranging from nuclear weapons development, improving and monitoring civil structural and construction activities to enhanced energy development for the oil and gas industry. Most of his efforts involved large scale commercialization and Research and Development (R&D) in advanced technical projects. Mr. Branagan has authored and co-authored numerous papers, articles and presentations covering a broad range of technical accomplishments. Many involved topical oil and gas R&D activities and their ultimate commercialization. In addition to being a Distinguished Lecturer he has also served on a numerous symposium committees charged with reviewing, editing and selecting the most advanced and topical technical articles for presentation. Mr. Branagan graduated from the University of Las Vegas Nevada with a B.S. in physics.

CLASS III DIRECTORS (serving one-year terms expiring at the 2021 annual meeting):

Francis J. Read – was appointed a director of the Company on March 23, 2018. In 2017, Mr. Read recently returned to the role as the Chief Operations Officer for Paradigm Convergence Technologies Corp., the Company’s wholly owned operating subsidiary. In 1998, Mr. Read founded and since 2016 has served as the CEO of CSA Service Solutions, a $44 million field support company specializing in providing support solutions for large equipment manufacturers. CSA has over 350 employees nationwide with over 270 engineers operating in the Healthcare, Clinical Education, Life Sciences, Security, and Power Industries. Mr. Read holds a MBA from Tulane University and a BS, electronic Engineering from DeVry Institute of Technology.

William E. Prince – was appointed a director of the Company on March 23, 2018. Since 2014, Mr. Prince has served as Sr. Vice President Sales and Marketing for Paradigm Convergence Technologies Corp., the Company’s wholly owned operating subsidiary. For two years prior to joining Paradigm, Mr. Prince was an independent consultant in the electro-chemically activated solution industry. From 2003 through 2011, Mr. Prince was the President, CEO and Chairman of Integrated Environmental Technologies, Ltd, a publicly traded company with its common stock registered under the 34 Act.

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

Code of Ethics

We had only two persons serving as executive officers and directors during 2020. We have not adopted a code of ethics for our principal executive and financial officers. Our appointed board of directors intends to address this issue in the future and adopt a code of ethics as appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC and comply with applicable governmental laws and regulations.

Corporate Governance

We did not have a standing nominating committee for directors, nor did we have an audit committee with an audit committee financial expert serving on that committee during 2020. Our entire board of directors acted as our nominating and audit committee. Our board of directors intends to address these issues in the future and enact committees as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

PCT LTD did not pay any compensation to its officers for the last two fiscal years. As of the date of this report, PCT LTD has not entered into any compensation agreement with Messrs. Grieco or Albers. However, PCT Corp. has/had employment agreements with Gary Grieco, Jody Read and Marion E. Paris during 2019, but only with Gary Grieco and Jody Read during 2020.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Option Awards ($)	Restricted Stock Awards ($)	All Other Compensation ($)	Total ($)
Gary J. Grieco(2)	2020	$48,000	(2)	$—	$—	$—	$—	$48,000
President, Principal Executive Officer	2019	$24,000	(2)	$—	$—	$—	$—	$24,000
Principal Financial Officer

Gregory Albers	2020	$—		$—	$—	$—	$—	$—
Secretary/Treasurer	2019	$—		$—	$—	$—	$—	$—

(1)	Represents 500,000 Preferred Series B shares issued for services.
(2)	Compensation paid by PCT Corp. for Mr. Grieco’s services.

Grieco Employment Agreement

On August 12, 2019, the Company executed an employment contract with Gary J. Grieco, President/CEO. Mr. Grieco earned a base salary of $2,000 per month to serve as the president and CEO. His employment agreement provides for one week’s vacation and indemnification rights. He is subject to a non-compete provision during the term of his employment, please one year after termination. Per the terms of the employment agreement, he is obligated to protect the Company’s information and any work product he creates shall belong to the Company. His employment may be terminated by him or the Company with or without cause. In addition, Mr. Grieco was issued 500,000 Preferred Series B shares of PCT LTD.

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

Read Employment Agreement

On January 1, 2019, the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The terms of the contract call for an annual salary of $90,000 for the first year, effective March 1, 2019 and increasing to $120,000 once the Company’s revenue exceeds monthly expenses, then incrementally over time and with certain operation results, up to $200,000/year. The salary may be paid, at the employee’s discretion, either in cash or in common stock. A $1,000 per month allowance will be granted to the executive for housing near the Company’s South Carolina facility. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020, 375,000 shares on March 1, 2021 and the final 375,000 shares on March 1, 2022. On August 12, 2019, the Company amended the Employment Contract with F. Jody Read, CEO, whereby 500,000 Preferred Series B shares were issued to Read. All other terms of the January 1, 2019 employment agreement remain in effect. On October 4, 2019, F. Jody Read resigned from the position of CEO and moved back into the role of COO. By executed addendum to the January 1, 2019 employment agreement between the parties, all terms within the referenced employment agreement remained the same with the exception of the issuance of 500,000 fully paid and non-assessable Series B Preferred Shares of the Company’s stock.

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

Securities under Equity Compensation Plans

PCT LTD does not have securities authorized for issuance under any equity compensation plans approved by our shareholders as of December 31, 2020.

Compensation of Directors

PCT LTD does not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 31, 2020 or exercisable within the next 60 days thereafter, by: (i) our directors; (ii) our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding(2)
Gary J. Grieco, CEO, Chairman and President (3)	15,000,000	2.01%
Francis J. Read, COO and Director (3)	3,286,666	0.44%
Gregory Albers, Secretary/Treasurer and Director	50,167	*%
Paul Branagan, Director	1,500,000	0.20%
William E. Prince, Director	-0-	*%

Directors and executive officers as a group (5 People)	19,836,833	2.65%

* Less than 0.01 percent.

(1)	Unless otherwise noted above, the address of the persons and entities listed in the table is c/o PCT LTD, 4235 Commerce Street, Little River, SC 29566.

(2)	Percentage is based upon 746,187,846 shares of common stock issued and outstanding and figures are rounded to the nearest hundredth of a percent.

(3)	Does not include 500,000 shares of Series B Preferred stock, whereby each share is entitled to cast five hundred (500) votes for each share held of the Series B Preferred stock on all matters presented to the stockholders of the Company for stockholder vote.

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

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2020 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($45,040); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Related Parties

On January 1, 2019, the Company entered into a four-year employment agreement with F. Jody Read in his role as Chief Executive Officer. The terms of the contract call for an annual salary of $90,000 for the first year, effective March 1, 2019 and increasing to $120,000 once the Company’s revenue exceeds monthly expenses, then incrementally over time and with certain operational results, up to $200,000/year. The salary may be paid, at the employee’s discretion, either in cash or in common stock. A $1,000 per month allowance will be granted to the executive for housing near the Company’s South Carolina facility. The employment agreement awards the CEO 1,500,000 restricted shares of the Company’s restricted stock, which shall vest in the following manner: 375,000 shares on March 1, 2019, 375,000 shares on March 1, 2020; 375,000 shares on March 1, 2021; and the final 375,000 shares on March 1, 2022. On October 4, 2019, F. Jody Read resigned from the position of CEO and moved back into the role of COO.

On January 1, 2019, the fair value of the restricted stock award totaled $240,000 which will be expensed over vesting period. As of December 31, 2020, 750,000 (2019 - 375,000) shares were issued and the Company had recognized $173,767 (2019 - $116,728) of expense.

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

On February 16, 2021, the COO and Director of the Company converted the June 20, 2018 consolidated note of $380,000 USD into 2,663,299 shares of the Company’s common stock, fully extinguishing the prior consolidated note.

On February 16, 2021, CEO and Chairman of the Company converted $275,000 of his June 20, 2018 consolidated note (totaling $3850,000) into 1,803,279 shares of the Company’s common stock. A new note in the amount of $84,034 was executed with a 5% per annum interest rate and a June 30,2021 maturity date.

On March 1, 2021, the Company released an additional vested 375,000 shares of common stock to its current COO and Director, as per the Company employment agreement with the executive.

The Company has agreements with related parties for consulting services, notes payable and stock options. See Notes to Financial Statements numbers 6, 7, 8 and 10 for more details.

 Director Independence

Two of the company’s directors (Messrs. Branagan and Albers) are independent directors as defined by NASDAQ Stock Market Rule 5605(a)(2). This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees paid in connection with the audit of our financial statements and other professional services for each of the last two fiscal years.

	2020	2019
Audit fees (1)	$85,439	$82,500
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—
Total fees paid or accrued to our principal accountant	$85,439	$82,500

(1)	Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

(3)	Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibits Index

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation, as currently in effect (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed April 13, 2018)
3.1	Amended Articles of Incorporation increasing authorized shares (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
3(ii)	Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed April 13, 2018)
4.1	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed on September 16, 2019)
4.2	Certificate of Designation of Series B – Super Voting Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed on September 16, 2019)
4.3	Certificate of Designation of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
4.4	Peak One Opportunity Fund Note dated September 16, 2019 (Incorporated by reference to Exhibit 4.16 of Form 10-Q, filed on August 14, 2020)
4.5	Power-Up #8 Note dated October 8, 2019 (Incorporated by reference to Exhibit 4.17 of Form 10-Q, filed on August 14, 2020)
4.6	Power-Up #9 Note dated October 31, 2019 (Incorporated by reference to Exhibit 4.18 of Form 10-Q, filed on August 14, 2020)
4.7	Power-Up #10 Note dated March 2, 2020 (Incorporated by reference to Exhibit 4.19 of Form 10-Q, filed on August 14, 2020)
4.8	TFK Investments Note dated April 10, 2020 (Incorporated by reference to Exhibit 4.20 of Form 10-Q, filed on August 14, 2020)
4.9	Power-Up #11 Note dated April 16, 2020 (Incorporated by reference to Exhibit 4.21 of Form 10-Q, filed on August 14, 2020)
4.10	Herschbach 2005 Trust Consolidated Note dated May 5, 2020 (Incorporated by reference to Exhibit 4.22 of Form 10-Q, filed on August 14, 2020)
4.11	Power-Up #12 Note dated May 12, 2020 (Incorporated by reference to Exhibit 4.23 of Form 10-Q, filed on August 14, 2020)
4.12	Digital Ally Note dated July 7, 2020 (Incorporated by reference to Exhibit 4.24 of Form 10-Q, filed on August 14, 2020)
4.13	Reserve Capital Management Note dated July 15, 2020 (Incorporated by reference to Exhibit 4.25 of Form 10-Q, filed on November 16, 2020)
4.14	Digital Ally Note #2 dated July 28, 2020
4.15	Signature Note dated October 1, 2020 (Incorporated by reference to Exhibit 4.27 of Form 10-Q, filed on November 16, 2020)
10.1	Agreement with Annihilyzer, Inc. dated November 29, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed April 20, 2017)
10.2	Amendment to Agreement with Annihilyzer, Inc. dated April 6, 2017 (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed April 20, 2017)
10.3	Read Consolidated Promissory Note dated September 27, 2017 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed October 4, 2017)
10.4†	Read Employment Agreement (Incorporated by reference to Exhibit 10.18 of Form 10-Q, filed on September 16, 2019)
10.5†	Read Addendum to Employment Agreement (Incorporated by reference to Exhibit 10.19 of Form 10-Q, filed on September 16, 2019)
10.6†	Grieco 2019 Employment Agreement (Incorporated by reference to Exhibit 10.20 of Form 10-Q, filed on September 16, 2019)
10.7†	Grieco 2020 Employment Agreement (Incorporated by reference to Exhibit 10.21 of Form 10-Q, filed on April 13, 2020)
10.8	Peak One Opportunity Fund Agreement dated September 16, 2019 (Incorporated by reference to Exhibit 10.22 of Form 10-Q, filed on August 14, 2020)
10.9	Power-Up #8 Agreement dated October 8, 2019 (Incorporated by reference to Exhibit 10.23 of Form 10-Q, filed on August 14, 2020)
10.10	Power-Up #9 Agreement dated October 31, 2019 (Incorporated by reference to Exhibit 10.24 of Form 10-Q, filed on August 14, 2020)
10.11	Power-Up #10 Agreement dated March 2, 2020 (Incorporated by reference to Exhibit 10.25 of Form 10-Q, filed on August 14, 2020)
10.12	TFK Investments Agreement dated April 10, 2020 (Incorporated by reference to Exhibit 10.26 of Form 10-Q, filed on August 14, 2020)
10.13	Power-Up #11 Agreement dated April 16, 2020 (Incorporated by reference to Exhibit 10.27 of Form 10-Q, filed on August 14, 2020)
10.14	Herschbach 2005 Trust Agreement dated May 12, 2020 (Incorporated by reference to Exhibit 10.28 of Form 10-Q, filed on August 14, 2020)
10.15	RB Capital $200,000 Note dated October 7, 2020 (Incorporated by reference to Exhibit 10.29 of Form 10-Q, filed on November 16, 2020)
10.16	RB Capital $200,000 Note dated October 16, 2020 (Incorporated by reference to Exhibit 10.30 of Form 10-Q, filed on November 16, 2020)
10.17	October 1, 2020 $199,500 Future Receivables Note
10.18	November 3, 2020 $126,000 Future Receivables Note
10.19	November 4, 2020 $113,980 Future Receivables Note
10.20	RB Capital $300,000 Note dated November 11, 2020
10.21	RB Capital $150,000 Note dated December 29, 2020
10.22	RB Capital $150,000 Note dated January 26, 2021
10.23	February 2, 2021 $177,800 Future Receivables Note
10.24	February 22, 2021 $128,000 Convertible Promissory Note
10.25	March 5, 2021 $522,640 Future Receivables Note
10.26	March 9, 2021 $111,920 Future Receivables Note
10.27	March 18, 2021 $200,000 Convertible Promissory Note
10.28	March 23, 2021 Amended Convertible Note
21.1	List of Subsidiaries
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
99.1	RB Capital $400,000 Financing Press Release dated October 20, 2020 (Incorporated by reference to Exhibit 99.1 of Form 10-Q, filed on November 16, 2020)
99.2	1 Million Gallon Annual Supply Agreement Press Release dated October 27, 2020
99.3	Zerorez License Press Release dated October 29, 2020
99.4	RB Capital $300,000 Financing Press Release dated November 13, 2020
99.5	Debt Settlement Press Release dated November 24, 2020
99.6	Interim CFO and Legal Counsel Press Release dated December 10, 2020
99.7	RB Capital $150,000 Financing Press Release dated December 31, 2020
99.8	New Website and Investor Relations Press Release dated January 26, 2021
99.9	UK Updated Press Release dated January 28, 2021
99.10	Litigation Settlement Press Release dated March 4, 2021
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCT LTD

Date: April 13, 2021	By:	/s/ Gary J. Grieco
Gary J. Grieco
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gary J. Grieco
Gary J. Grieco	President (Principal Executive Officer), (Principal Financial Officer), and Class I Director	April 13, 2021

/s/ Gregory W. Albers
Gregory W. Albers	Secretary and Treasurer and Class II Director	April 13, 2021

/s/ Paul Branagan
Paul Branagan	Class II Director	April 13, 2021

/s/ Francis J. Read
Francis J. Read	Class III Director	April 13, 2021

/s/ William E. Prince
William E. Prince	Class III Director	April 13, 2021

