Form 10-Q
period 2021-03-31
PCT LTD
filed 2021-06-25
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares outstanding of the registrant’s common stock as of June 21, 2021 was 765,501,229 which does not include common stock reserved against default on convertible debt.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations, stockholders’ equity (deficit), and cash flows for the three-month periods ended March 31, 2021, and 2020 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month periods ended March 31, 2021 and 2020 are not necessarily indicative of results to be expected for any subsequent period.

PCT LTD

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,853	$115,196
Accounts receivable, net	198,443	349,526
Inventory	7,029	6,188
Prepaid expenses	192,333	274,736
Other current assets	—	2,110
Total current assets	451,658	747,756

PROPERTY AND EQUIPMENT
Property and equipment, net	346,716	358,719

OTHER ASSETS
Intangible assets, net	3,323,902	3,400,024
Operating lease, right of use asset	110,236	118,385
Deposits	15,226	9,726
Total other assets	3,449,364	3,528,135

TOTAL ASSETS	$4,247,738	$4,634,610

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$231,439	$272,978
Accrued expenses – related parties	80,951	139,280
Accrued expenses	611,155	622,040
Deferred revenue	1,075	1,075
Operating lease liability	36,607	34,965
Notes payable – related parties, net	183,034	789,214
Notes payable, net	413,130	384,380
Convertible notes payable, net	1,935,017	1,554,503
Derivative liability	11,763,555	11,429,043
Total current liabilities	15,255,963	15,227,478

Convertible notes payable, net of current portion and discount	—	53,500
Operating lease liability, net of current portion	77,499	83,420
TOTAL LIABILITIES	15,333,462	15,364,398

MEZZANINE EQUITY
Preferred series A stock, $0.001 par value; 1,000,000 authorized; 500,000 and 500,000 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	60,398	60,398
Preferred series B stock, $0.001 par value; 1,000,000 authorized; 1,000,000 and 1,000,000 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	158,247	158,247
Preferred series C stock, $0.001 par value; 5,500,000 authorized; nil and 490,000 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	40,000
TOTAL MEZZANINE EQUITY	218,645	258,645

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 1,000,000,000 authorized; 758,454,354 and 722,487,846 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	758,454	722,488
Additional paid-in-capital	23,962,053	23,202,933
Accumulated deficit	(36,024,876)	(34,913,854)
TOTAL STOCKHOLDERS’ DEFICIT	(11,304,369)	(10,988,433)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,247,738	$4,634,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
REVENUES
Product	$89,263	$162,648
Licensing	31,750	7,000
Equipment leases	274,506	102,534
Total Revenues	395,519	272,182

OPERATING EXPENSES
General and administrative	893,451	548,786
Research and development	9,199	—
Costs of product, licensing and equipment leases	52,901	148,850
Depreciation and amortization	88,122	83,021
Total operating expenses	1,043,673	780,657

Loss from operations	(648,154)	(508,475)

OTHER INCOME (EXPENSE)
Gain/(Loss) on change in fair value of derivative liability	(650,913)	(9,294,762)
Gain/(Loss) on settlement of debt	316,401	(44,000)
Interest expense	(178,356)	(434,411)
Misc. income	50,000
Total other income (expense)	(462,868)	(9,773,173)

Loss before income taxes	(1,111,022)	(10,281,648)

Income taxes	—	—

NET LOSS	$(1,111,022)	$(10,281,648)
Preferred series C stock deemed dividends	—	(270,000)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS’	$(1,111,022)	$(10,551,648)

Basic and diluted net loss per share	$(0.00)	$(0.02)

Basic and diluted weighted average shares outstanding	751,832,583	545,843,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 PCT LTD

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Three-Months Ended March 31, 2021 and 2020 (Unaudited)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2019	498,880,300	$498,881	$15,872,330	$(26,505,567)	$(10,134,356)
Common stock issued for services	15,525,000	15,525	103,538	—	119,063
Common stock issued in settlement of debt	250,000	250	7,975	—	8,225
Common stock issued in conversion of convertible notes payable	36,050,000	36,050	360,660	—	396,710
Beneficial conversion feature on preferred series C stock	—	—	270,000	(270,000)	—
Net loss for the three-months ended March 31, 2020	—	—	—	(10,281,648)	(10,281,648)
Balance – March 31, 2020	550,705,300	$550,706	$16,614,503	$(37,057,215)	$(19,892,006)

Balance – December 31, 2020	722,487,846	$722,488	$23,202,933	$(34,913,854)	$(10,988,433)
Common stock issued for services	2,500,000	2,500	74,276	—	76,776
Common stock issued in settlement of debt, related parties	4,466,508	4,466	648,844	—	653,310
Common stock issued in conversion of convertible notes payable	25,000,000	25,000	—	—	25,000
Conversion of preferred series C stock	4,000,000	4,000	36,000	—	40,000
Net loss for the three-months ended March 31, 2021	—	—	—	(1,111,022)	(1,111,022)
Balance – March 31, 2021	758,454,354	$758,454	$23,962,053	$(36,024,876)	$(11,304,369)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(1,111,022)	$(10,281,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,122	83,021
Amortization of debt discount	78,804	73,588
Common stock issued for services	14,027	119,063
Loss on change in fair value of derivative liability	650,913	9,294,762
Amortization of right of use asset	8,149	—
Amortization of prepaid expense	146,465	—
Loss on settlement of debt	(316,401)	44,000
Default penalties on convertible notes	15,172	13,762
Changes in operating assets and liabilities:
Accounts receivable	151,083	(15,745)
Inventory	(841)	26,669
Prepaid expenses	—	33,024
Deposits	(5,500)	(12,027)
Operating lease liability	(4,279)	—
Accrued expenses	(10,885)	377,306
Accrued expenses – related party	13,900	5,430
Accounts payable	(41,539)	44,573
Net cash used in operating activities	(323,932)	(194,222)

Cash Flows from Financing Activities
Proceeds from notes payable	207,575	155,525
Proceeds from notes payable – related parties		3,500
Proceeds from convertible notes payable	555,000	76,000
Proceeds from preferred series C stock subscriptions		270,000
Repayment of convertible notes payable	(218,500)	(8,888)
Repayment of notes payable	(256,486)	(102,414)
Repayment of notes payable – related parties	(25,000)	(12,286)
Net cash provided by financing activities	262,589	381,437

Net change in cash	(61,343)	187,215
Cash and cash equivalents at beginning of period	115,196	67,613
Cash and cash equivalents at end of period	$53,853	$254,828

Supplemental Cash Flow Information
Cash paid for interest	$43,339	$147
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Preferred series C stock deemed dividend	$—	$270,000
Original debt discount against convertible notes	$—	$41,888
Original debt discount against notes payable	$—	$25,068
Common stock issued in conversion of convertible notes payable	$25,000	$396,710

Common stock issued in settlement of debt	$—	$8,225
Property and equipment transferred to inventory	$—	$26,669
Common stock issued for prepaid expenses	$62,750	$—
Preferred series C converted to common stock	$40,000	$—
Common stock issued in settlement of notes payable to related parties	$653,309	$—
Common stock issued in conversion of preferred series C stock	$77,998	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Notes to the Unaudited

Condensed Consolidated Financial Statements

March 31, 2021

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 audited financial statements as reported in its Form 10-K, filed on April 13, 2021.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As March 31, 2021, there were outstanding common share equivalents (options, warrants, convertible debt, and preferred series A stock which amounted to 556,953,901 shares of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

ASU 2019-12 amends the requirements related to the accounting for “hybrid” tax regimes. Such regimes are tax jurisdictions that impose the greater of two taxes — one based on income, or one based on items other than income. Although ASC 740 does not apply to taxes based on items other than income, ASC 740-10-15-4(a) originally specified that if there is a tax based on income that is greater than a franchise tax based on capital, only that excess is subject to the guidance in ASC 740. In feedback to the FASB, stakeholders indicated that the guidance on hybrid tax regimes increased the cost and complexity of applying ASC 740, particularly when the tax amount deemed to be a non-income tax was insignificant. Further, such guidance made it more difficult for entities to determine the appropriate tax rate to use when recording deferred taxes.

Accordingly, the FASB amended ASC 740-10-15-4(a) to state that an entity should include the amount of tax based on income in the tax provision and should record any incremental amount recorded as a tax not based on income. This amendment effectively reverses the order in which an entity determines the type of tax under current U.S. GAAP. In addition, the ASU amends the illustrative examples referred to and included in ASC 740-10-55-26 and ASC 740-10-55-139 through 55-144. The FASB notes that such amendments are consistent with the accounting for other incremental taxes, such as the base erosion anti-abuse tax. Moreover, in paragraph BC12 of the ASU, the FASB concluded that subjecting these taxes to the disclosure requirements in ASC 740 will result in greater transparency of franchise tax amounts.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has an accumulated deficit of $36,024,876 and has negative cash flows from operations. As of March 31, 2021, the Company had a working capital deficit of $14,804,305. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Leasehold improvements	18,840	18,840
Machinery and leased equipment	$365,483	$365,483
Machinery and equipment not yet in service	32,580	32,580
Office equipment and furniture	39,356	39,357
Website	2,760	2,760

Total property and equipment	$459,020	$459,020
Less: Accumulated Depreciation	(112,304)	(100,301)

Property and equipment, net	346,716	358,719

Depreciation expense was $12,000 and $6,153 for the three-months ended March 31, 2021 and 2020, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Patents	$4,505,489	$4,505,489
Technology rights	200,000	200,000
Intangible, at cost	4,705,489	4,705,489
Less: Accumulated amortization	(1,381,587)	(1,305,465)
Net Carrying Amount	$3,323,902	$3,400,024

Amortization expense was $76,122 and $76,868 for the three-months ended March 31, 2021 and 2020, respectively.

Estimated Future Amortization Expense:

$
For year ending December 31, 2021	228,366
For year ending December 31, 2022	304,488
For year ending December 31, 2023	304,488
For year ending December 31, 2024	304,488
For year ending December 31, 2025	304,488
Thereafter	1,877,584
Total	3,323,902

NOTE 5. LEASES

On August 26, 2020, the Company signed a new one-year lease for the Company headquarters and operations located in Little River, South Carolina. The lease was effective retroactively from July 1, 2020, ending on June 30, 2021, for $7,500 per month. The Company re-negotiated an annual lease on the Little River, SC facility for $7,500 per month, retroactive to July 1, 2020, which is renewable for an additional four years (with a 2% increase annually). The Company renewed the lease for another year, effective July 1, 2021, at $7,650/month.

On October 19, 2020, the Company entered into a building lease with a three-year term and an effective date of November 1, 2020. The lease requires the Company to make payments of $4,500 per month. The Company recognized operating lease expense of $13,500 during the period ended March 31, 2021.

At March 31, 2021, the weighted average remaining operating lease term was 2.58 years and the weighted average discount rate associated with operating leases was 18.5%.

On March 15, 2021, the Company entered into a building lease with a two-year term and an effective date of April 1, 2021. The lease requires the Company to make payments of $2,750 per month.

The Components of lease expenses were as follows:

	2021 $	2020 $

Total operating lease cost	13,500	—

The following table provides supplemental cashflow and other information related to leases for the period ended March 31, 2021 and 2020:

	2021 $	2020 $

Lease payments	38,750	17,940

Supplemental balance sheet information related to leases as of March 31, 2021 and 2020 are as below:

	2021 $	2020 $

Cost	123,614	—
Accumulated amortization	(13,378)	—
Net carrying value	110,236	—

Future minimum lease payments related to lease obligations are as follows as of March 31, 2021:

$
2021	40,500
2022	54,000
2023	45,000

Total minimum lease payments	139,500

Less: amount of lease payments representing effects of discounting	(25,394)

Present value of future minimum lease payments	114,106

Less: current obligations under leases	(36,607)

Lease liabilities, net of current portion	77,499

NOTE 6. Notes Payable

The following table summarizes notes payable as of March 31, 2021 and December 31, 2020:

Type	Original Amount	Origination Date	Maturity Date	Effective Annual Interest Rate	Balance at March 31, 2021	Balance at December 31, 2020
Note Payable **	$25,000	05/08/2017	06/30/2018	0%	$27,500	$27,500
Note Payable **	$8,700	11/15/2018	06/30/2019	10%	$8,700	$8,700
Note Payable	$118,644	05/05/2020	05/05/2021	8%	$110,644	$110,644
Note Payable (a)	$199,500	10/01/2020	09/28/2021	66%	$95,805	$149,573
Note Payable (b)	$126,000	11/03/2020	04/23/2021	168%	$21,000	$85,050
Note Payable (c)	$113,980	11/04/2020	03/15/2021	210%	$—	$65,988
Note Payable (d)	$177,800	01/02/2021	07/12/2021	116%	$115,957	$—
Note Payable (e)	$111,920	03/03/2021	05/21/2021	220%	$90,935	$—
Subtotal					$470,542	$447,455
Debt discount					$(57,412)	$(63,075)
Balance, net					$413,130	$384,380
Less current portion					$(413,130)	$(384,380)
Total long-term					$—	$—

** Currently in default

a)	On October 1, 2020, the Company sold future receivables with a non-related party for $199,500, of which $53,250 was loan fees and original issue discount resulting in cash proceeds to the Company of $146,250. The advance is to be repaid through weekly payments of $3,841. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the three months ended March 31, 2021, $14,625 of the discount was amortized to expense, leaving a net note balance of $79,789 (discount balance of $16,017).

b)	On November 3, 2020, the Company sold future receivables with a non-related party for $126,000, of which $39,650 was loan fees and original issue discount resulting in cash proceeds to the Company of $86,350. The advance is to be repaid through $1,050 daily payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the three months ended March 31, 2021, $17,969 of the discount was amortized to expense, leaving a net note balance of $20,025 (discount balance of $975).

c)	On November 4, 2020, the Company sold future receivables with a non-related party for $113,980, of which $34,440 was loan fees and original issue discount resulting in cash proceeds to the Company of $79,540. The advance is to be repaid through $5,999 weekly payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the three months ended March 31, 2021, $13,489 of the discount was amortized to expense, and the remaining $65,988 was repaid leaving a note balance of $0.

d)	On February 2, 2021, the Company sold future receivables with a non-related party for $177,800, of which $39,795 was loan fees and original issue discount resulting, and $35,994 was paid to settle the loan described in Note (d) in cash proceeds to the Company of $102,011. The advance is to be repaid through $7,730 weekly payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the three months ended March 31, 2021, $21,522 of the discount was amortized to expense, leaving a net note balance of $97,684 (discount balance of $18,273).

e)	On March 9, 2021, the Company sold future receivables with a non-related party for $111,920, of which $35,120 was loan fees and original issue discount resulting in cash proceeds to the Company of $76,800. The advance is to be repaid through $1,399 weekly payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the three months ended March 31, 2021, $12,975 of the discount was amortized to expense, leaving a net note balance of $68,790 (discount balance of $22,145).

f)	On March 9, 2021, the Company sold future receivables with a non-related party for $29,686, of which $10,120 was loan fees and original issue discount resulting in cash proceeds to the Company of $19,566. During the three months ended March 31, 2021, $10,120 of the discount was amortized to expense and $29,686 was repaid, leaving a net note balance of $0.

The following table summarizes notes payable as of March 31, 2021 and December 31, 2020:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at March 31, 2021	Balance at December 31, 2020
Note Payable, RP **	$30,000	04/10/2018	01/15/2019	3%	$5,000	$30,000
Note Payable, RP **(g)	$380,000	06/20/2018	01/02/2020	8%	$—	$380,000
Note Payable, RP **(h)	$350,000	06/20/2018	01/02/2020	5%	$—	$285,214
Note Payable, RP **	$17,000	06/20/2018	01/02/2020	5%	$17,000	$17,000
Note Payable, RP **	$50,000	07/27/2018	11/30/2018	8%	$50,000	$50,000
Note Payable, RP	$5,000	10/09/2018	Demand	0%	$5,000	$5,000
Note Payable, RP	$5,000	10/19/2018	Demand	0%	$5,000	$5,000
Note Payable, RP **	$15,000	08/16/2019	02/16/2020	8%	$15,000	$15,000
Note Payable, RP	$2,000	02/11/2020	Demand	0%	$2,000	$2,000
Note Payable, RP (h)	$84,034	02/16/2021	Demand	5%	$84,034	$—
Subtotal					$183,034	$789,214
Debt discount					$—	$—
Balance, net					$183,034	$789,214
Less current portion					$(183,034)	$(789,214)
Total long-term					$—	$—

** Currently in default

g)	On February 16, 2021, the Company issued 2,663,299 shares of common stock to settle a June 20, 2018 note payable of $380,000 and accrued interest of $26,153 owed to the current COO and Director of the Company. The Company recognized the fair value of the shares issued of $74,572 and due to the related party nature of the transaction no gain was recognized for the difference between the fair value of the shares and the extinguished debt. The resulting difference was recorded as Additional Paid-in Capital in the amount of $328,919.

h)	On February 16, 2021, the Company issued 1,803,279 shares of common stock to settle $247,156 from a $275,000 note payable dated June 20, 2018, which has a balance of $331,190, including interest, to the current Chairman and CEO of the Company. The Company also agreed to issue a new note for the remaining balance owed to the Chairman and CEO of $84,034, dated February 16, 2021. The note will bear interest at 5% per annum and is due on June 30, 2021. The Company recognized the fair value of the shares issued of $50,492 and due to the related party nature of the transaction no gain was recognized for the difference between the fair value of the shares and the extinguished debt. The resulting difference was recorded as Additional Paid-in Capital in the amount of $194,861.

The following table summarizes convertible notes payable as of March 31, 2021 and December 31, 2020:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at March 31, 2021	Balance at December 31, 2020
Convertible Note Payable * **	$65,000	12/06/2018	12/06/2019	12%	$46	$46
Convertible Note Payable * **(i)	$75,000	03/18/2019	12/13/2019	24%	$107,795	$177,795
Convertible Note Payable * ** (j)	$30,000	03/06/2020	03/05/2021	12%	$36,834	$21,662
Convertible Note Payable (k) * **	$150,000	04/10/2020	04/09/2021	12%	$90,000	$165,000
Convertible Note Payable ** (l)	$300,000	08/27/2020	07/31/2021	12%	$280,000	$300,000
Convertible Note Payable (m)	$53,500	09/22/2020	03/21/2022	12%	$—	$53,500
Convertible Note Payable (n)	$87,500	09/24/2020	Demand	8%	$15,000	$40,000
Convertible Note Payable (o)	$200,000	10/07/2020	10/06/2021	5%	$200,000	$200,000
Convertible Note Payable (p)	$200,000	10/16/2020	10/15/2021	5%	$200,000	$200,000
Convertible Note Payable (q)	$300,000	11/11/2020	11/10/2021	5%	$300,000	$300,000
Convertible Note Payable (r)	$150,000	12/29/2020	12/28/2021	5%	$150,000	$150,000
Convertible Note Payable (s)	$150,000	01/27/2021	01/27/2022	5%	$150,000	$—
Convertible Note Payable (t)	$128,000	02/22/2021	02/22/2022	12%	$128,000	$—
Convertible Note Payable (u)	$200,000	03/18/2021	03/18/2022	5%	$200,000	$—
Convertible Note Payable (v)	$83,000	03/26/2021	03/26/2022	12%	$83,000	$—
Subtotal					$1,940,675	$1,608,003
Debt discount					$(5,658)	$—
Balance, net					$1,935,017	$1,608,003
Less current portion					$(1,935,017)	$(1,554,503)
Total long-term					$—	$53,500

i)	During the three months ended March 31, 2021 the Company repaid $70,000 of the convertible note payable.

j)	During the three months ended March 31, 2021 the Company incurred additional default penalties of $15,174 on the convertible note.

k)

On April 10, 2020, the Company entered into a convertible promissory note with a non-related party for $150,000, of which $18,000 was an original issue discount resulting in cash proceeds to the Company of $132,000. The note is due on April 9, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. The Note may be converted by the Lender at any time into shares of Company’s common stock at a conversion price equal to 65% of the lowest trading price during the 25-trading day period prior to the conversion date. Further, if at any time the stock price is less than $0.30, an additional 20% discount is applied and if at any time the conversion price is less than $0.01 an additional 10% is applied. Further, an additional 15% is applied if the Company fails to comply with its reporting requirements. During the period, all these additional discounts were triggered.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $507,847 and resulted in a discount to the note payable of $132,000 and an initial derivative expense of $375,847. During the year ended December 31, 2020, the Company incurred $15,000 of penalties which increased the principal amount of the note to $165,000. During the three months ended March 31, 2021, the Company repaid $75,000 of the note.

l)	During the three months ended March 31, 2021, the Company repaid $20,000 of the note.

m)	On September 22, 2020, the Company entered into a convertible promissory note with a non-related party for $53,500, of which $3,500 was an original issue discount resulting in cash proceeds to the Company of $50,000. The note is due on March 21, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. During the three months ended March 31, 2021 the Company repaid the $53,500 note as well as $25,882 of interest and prepayment penalties. As the note was repaid prior to becoming convertible no derivative liability was recognized.

n)	During the three months ended March 31, 2021 the Company issued 25,000,000 common shares upon the conversion of $25,000 of the convertible note payable.

o)	On October 7, 2020, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on October 6, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 6-months of the date of issuance into shares of Company’s common stock at a conversion price of $0.20.

p)	On October 16, 2020, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on October 15, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 6-months of the date of issuance into shares of Company’s common stock at a conversion price of $0.20.

q)	On November 11, 2020, the Company entered into a convertible promissory note with a non-related party for $300,000. The note is due on November 10, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 6-months of the date of issuance into shares of Company’s common stock at a conversion price of $0.15.

r)	On December 29, 2020, the Company entered into a convertible promissory note with a non-related party for $150,000. The note is due on December 28, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 6-months of the date of issuance into shares of Company’s common stock at a conversion price of $0.10.

s)	On January 27, 2021, the Company entered into a convertible promissory note with a non-related party for $150,000. The note is due on January 26, 2022 and bears interest on the unpaid principal balance at a rate of 5% per annum. The note may be converted by the lender at any time within 6-months of the date of issuance into shares of Company’s common stock at a conversion price equal to $0.10.

t)	On February 23, 2021, the Company entered into a convertible promissory note with a non-related party for $128,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $125,000. The note is due on February 22, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the note is not convertible until 180 days following issuance, no derivative liability was recognized as of March 31, 2021.

u)	On March 18, 2021, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on March 17, 2022 and bears interest on the unpaid principal balance at a rate of 5% per annum. The note may be converted by the lender at any time within 6-months of the date of issuance into shares of Company’s common stock at a conversion price equal to $0.10.

v)	On March 26, 2021, the Company entered into a convertible promissory note with a non-related party for $83,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $80,000. The note is due on March 24, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the note is not convertible until 180 days following issuance, no derivative liability was recognized as of March 31, 2021.

NOTE 7 – DERIVATIVE LIABILITIES

The embedded conversion option of (1) the convertible debentures described in Note 6 and (2) warrants, containing conversion features that qualify for embedded derivative classification. The fair value of the liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	March 31, 2021	December 31, 2020
Balance at the beginning of period	$11,429,043	$10,517,873
Original discount limited to proceeds of convertible notes	—	166,000
Fair value of derivative liabilities in excess of notes proceeds received	—	1,128,966
Settlement of derivative instruments	(316,401)	(4,876,287)
Change in fair value of embedded conversion option	650,913	4,492,491
Balance at the end of the period	$11,763,555	$11,429,043

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion features and warrant liabilities as their fair values were determined by using the Binomial Model based on various assumptions.

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At March 31, 2021	116 - 262%	0.07-0.92%	0%	0.66-4.41

NOTE 8 - STOCKHOLDERS’ DEFICIT

Preferred Stock

Effective March 23, 2018, the Company amended the articles of incorporation and authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued from time to time by the Board of Directors as shares of one or more classes or series, as summarized below.

Series A Preferred Shares

Effective March 23, 2018, the Company amended the articles of incorporation and authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 1,000,000 shares were designated as Series A Convertible Preferred Stock as of December 31, 2019. The preferred stock may be issued from time to time by the Board of Directors as shares of one or more classes or series.

On December 1, 2018, the Company’s Board of Directors authorized an offering for 1,000,000 Preferred Series “A” stock at $0.10 per share and with 100% regular or cashless exercise at $0.10 per share of common stock warrant coverage. At December 31, 2018, the Company received $60,000 of subscriptions for the issuance of 600,000 shares of Preferred Series “A” stock to three accredited investors who are related parties. The Company was unable to issue the subscriber the preferred shares until the Company filed a Certificate of Designation and the Preferred Series “A” stock has been duly validly authorized. Resulting in a preferred stock liability related to the Company’s commitment to issue shares of Series A stock upon the designation.

On April 12, 2019, the Company filed a Certificate of Designation with the Nevada Secretary of State designating 1,000,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock. The principal terms of the Series A Preferred Shares are as follows:

Issue Price

The stated price for the Series A Preferred shall be $0.10 per share.

Redemption

This Company may at any time following the first anniversary date of issuance (the “Redemption Date”), at the option of the Board of Directors, redeem in whole or in part the Shares by paying in cash in exchange for the Shares to be redeemed a price equal to the Original Series A Issue Price ($0.10) (the “Redemption Price”). Any redemption affected pursuant to this provision shall be made on a pro rata basis among the holders of the Shares in proportion to the number of the shares then held by them.

Dividends

None.

Preference of Liquidation

In the event of any liquidation, dissolution or winding up of the Company, the holders of Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Company, to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of (i) $0.10 for each outstanding Share (the “Original Series A Issue Price”) and (ii) an amount equal to 6% of the Original Series A Issue Price for each 12 months that has passed since the date of issuance of any Shares (such amount being referred to herein as the “Premium”).

For purposes of this provision, a liquidation, dissolution or winding up of this Company shall be deemed to be occasioned by, or to include, (A) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation but, excluding any merger effected exclusively for the purpose of changing the domicile of the Company); or (B) a sale of all or substantially all of the assets of the Company; unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Company’s acquisition or sale or otherwise), hold at least 50% of the voting power of the surviving or acquiring entity.

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

Conversion

Each Share shall be convertible into shares of the Company’s Common Stock at a price per share of $0.10 (1 Share converts into 1 share of Common Stock), at the option of the holder thereof, at any time following the date of issuance of such Share and on or prior to the fifth day prior to the Redemption Date, if any, as may have been fixed in any Redemption Notice with respect to the Shares, at the office of this Company or any transfer agent for such stock. Each Share shall automatically be converted into shares of Common Stock on the first day of the thirty-sixth (36th) month following the original issue date of the shares at the Conversion Price per share.

The Company was unable to issue the subscribers the preferred shares until the Company filed a Certificate of Designation and the Preferred Series “A” stock had been duly validly authorized. As the Company had not filed the Certificate of Designation and as the Company could not issue the preferred shares to settle the proceeds received, it was determined the subscriptions were settleable in cash. As a result, the Company classified the subscriptions received as a liability in accordance with ASC 480 Distinguishing Liabilities from Equity. The filing of the Certificate of Designation and issuance of the preferred shares resulted in the reclassification of the Series A Preferred Shares from a liability to temporary equity or “mezzanine” because the preferred shares include the liquidation preferences described above. The fair value of the preferred series A stock on April 12, 2019 was $60,398 and was valued by using the Binomial Model based on various assumptions and was reclassified from a liability to mezzanine equity.

As of March 31, 2021, and December 31, 2020, there were 500,000 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

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

Redemption Rights

The Series B Preferred Stock shall be redeemed by the Corporation upon the successful receipt by the Corporation of at least $1,000,000 in equity capital following the issuance of the Series B Preferred Stock. To date the Company has received $500,500 of equity capital, and upon the receipt of an additional $499,500 in equity capital the redemption right will be triggered.

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

Protective Provisions

So long as any shares of Series B Preferred Stock are outstanding, this Corporation shall not without first obtaining the approval (by vote or written consent, as provided by law) of the Holders of the Series B Preferred Stock which is entitled, other than solely by law, to vote with respect to the matter, and which Preferred Stock represents at least a majority of the voting power of the then outstanding shares of such Series B Preferred Stock:

a)	sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Corporation is disposed of;

b)	alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares;

c)	increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock;

d)	authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Series B Preferred Stock with respect to dividends or upon liquidation, or (ii) having rights similar to any of the rights of the Series B Preferred Stock; or

e)	amend the Corporation’s Articles of Incorporation or bylaws.

Dividends

None.

Preference of Liquidation

None.

Upon designation, the Company issued 500,000 shares of the Series B preferred stock to each of its current CEO/Chairman and COO/Director (1,000,000 shares in total) pursuant to their employment agreements. As the Series B Preferred Shares represent share-based payments that are not classified as liabilities but that could require the employer to redeem the equity instruments for cash or other assets, the Company classified the initial redemption amount of the shares of $158,247 as temporary equity or “mezzanine”.

As of March 31, 2021, and December 31, 2020, there were 1,000,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

The number of shares constituting the Series C Convertible Preferred Stock shall be 5,500,000. Such number of shares may be increased or decreased by resolution of the Board of Directors, provided that no decrease shall reduce the number of shares of Series C Convertible Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series C Convertible Preferred Stock.

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

Protective Provisions

So long as any Shares are outstanding, this Company shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of Shares which is entitled, other than solely by law, to vote with respect to the matter, and which Shares represents at least a majority of the voting power of the then outstanding Shares:

a)	sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is disposed of;
b)	alter or change the rights, preferences or privileges of the Shares so as to affect adversely the Shares;
c)	increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock;
d)	authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Shares with respect to liquidation, or (ii) having rights similar to any of the rights of the Preferred Stock; or
e)	amend the Company’s Articles of Incorporation or bylaws.

Other Rights

There are no other rights, privileges or preferences attendant or relating to in any way the Shares, including by way of illustration but not limitation, those concerning dividend, ranking, other conversion, other redemption, participation or anti-dilution rights or preferences.

As conversion of the Series C Preferred Shares is not within the control of the Company, and it is not certain that the Company could satisfy its obligation to deliver shares upon conversion, the Series C Preferred Shares were classified in temporary equity or “mezzanine”.

At December 31, 2020, there were 40,000 Series C Preferred Shares issued and outstanding, valued at $1 per share or $40,000.

On February 15, 2021, 40,000 shares of preferred series C stock was converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 4,000,000 shares of common stock. At March 31, 2021, no Series C Preferred Shares were outstanding

Common Stock

Effective March 23, 2018, the Company amended the Articles of Incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 100,000,000 to 300,000,000 shares. Effective October 4, 2019, the Company amended the Articles of Incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 300,000,000 to 1,000,000,000 shares. The number of shares outstanding of the registrant’s common stock as of March 31, 2021 and December 31, 2020 was 758,454,354 and 722,487,846, respectively.

On January 4, 2021, the Company issued 25,000,000 common shares to settle a convertible note described in Note 6(o), with a remaining balance of $40,000.

On February 15, 2021, 40,000 shares of preferred series C stock was converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 4,000,000 shares of common stock.

On February 16, 2021, the Company issued 1,803,279 shares of common stock to settle $247,270 from a $275,000 note payable dated June 20, 2018, which has a balance of $331,304, including interest, to the current Chairman and CEO of the Company.

On February 16, 2021, the Company issued 2,663,299 shares of common stock to settle a June 20, 2018 note payable of $380,000 and accrued interest of $26,153 owed to the current COO and Director of the Company.

On March 1, 2021, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide advisory services through May 31, 2021 in consideration of 2,500,000 shares of common stock. The fair value of the common stock was $62,750, of which $20,917 was recognized in consulting expenses for the period ended March 31, 2021 and $41,833 was recorded as prepaid expenses.

NOTE 9. STOCK OPTIONS

Below is a table summarizing the options issued and outstanding as of March 31, 2021:

	Number of options	Weighted average exercise price $
Balance, December 31, 2020	200,000	2.00
Granted	—	—
Expired	—	—
Settled	—	—
Balance, March 31, 2021	200,000	2.00

As at March 31, 2021, the following share stock options were outstanding:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
01/26/2017	200,000	200,000	2.00	0.82	01/26/2022	400,000
	200,000	200,000				$400,000

The weighted average exercise prices are $2.00 for the options outstanding and exercisable, respectively. The intrinsic value of stock options outstanding at March 31, 2021 was $nil.

NOTE 9. WARRANTS

The Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible instruments. The initial fair value of the warrants issued during the period was calculated using the Binomial Model as described in Note 6.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, December 31, 2020	457,690,272	0.000179
Adjustment to warrants outstanding	—	—
Granted	—	—
Settled	—	—
Balance, March 31, 2021	457,690,272	0.000179

As at March 31, 2021, the following share purchase warrants were outstanding:

Date	Number		Number		Exercise		Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding		Exercisable		Price $		Life (Years)	Date	Exercised
11/28/2018	142,857,143	*	142,857,143	*	0.00035	*	0.66	11/28/2021	$50,000
12/3/2018	500,000		500,000		0.10		2.68	12/3/2023	50,000
2/14/2019	152,899,585	*	152,899,585	*	0.00035	*	2.88	2/14/2024	50,267
3/13/2019	107,142,857	*	107,142,857	*	0.00035	*	2.95	3/13/2024	37,500
9/11/2019	53,571,429	*	53,571,429	*	0.00056	*	3.45	9/11/2024	30,000
8/26/2020	10,000,000		10,000,000		0.06000		4.41	8/26/2025	600,000
	457,690,272		457,690,272						$817,767

*The number of warrants outstanding and exercisable is variable based on adjustments to the exercise price of the warrant due to dilutive issuances.

The intrinsic value of warrants outstanding at March 31, 2021 was $9,670,419.

NOTE 10. RELATED PARTY TRANSACTIONS

The Company has agreements with related parties for consulting services, accrued rent, accrued interest, notes payable and stock options. See Notes to Financial Statements numbers 6, 8, 9 and 11 for more details.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Consulting Agreements –

On March 1, 2021, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide consulting services to the Company in various marketing and management matters for a period of three months. In consideration for the services performed by the consultant, the Company agreed to compensate the consultant $5,000 per month. Additionally, the Company agreed to sell to the consultant, and the consultant has the option to purchase from the Company, two and one-half million (2,500,000) shares of the Company’s Common Stock at the price of $0.0001. This option to purchase is valid for one year.

The Company also uses the professional services of securities attorneys, a US EPA specialist, professional accountants, and other public-company specialists.

Employment Agreements –

No new agreements during the period ending March 31, 2021.

Other Obligations and Commitments –

No new obligation or commitments during the period ending March 31, 2021.

NOTE 12. SUBSEQUENT EVENTS

On April 2, 2021 and April 16, 2021, the Company paid $35,000 and $19,000 respectively to a non-related party towards a $75,000 Convertible Note dated March 18, 2019.

On April 5, 2021, the Company entered into a convertible promissory note with a non-related party for $43,000. The Note is due on April 5, 2022 and bears interest on the unpaid principal balance at the rate of 12% per annum. The Note may be converted by the lender at any time before 6-months of the date of issuance into shares of Company’s common stock at the conversion price equal to 61% multiplied by the Market Price.

On April 14, 2021, the Company entered into a convertible promissory note with a non-related party for $200,000. The Note is due on April 14, 2022 and bears interest on the unpaid principal balance at the rate of 5% per annum. The Note may not be converted by the lender before 6 months of the issuance date into shares of Company’s common stock at a conversion price equal to $0.10.

On May 3, 2021, the Company entered into a convertible promissory note with a non-related party for $128,000. The Note is due on May 3, 2022 and bears interest on the unpaid principal balance at the rate of 12% per annum. The Note may be converted by the lender at any time before 6-months of the date of issuance into shares of Company’s common stock at the conversion price equal to 61% multiplied by the Market Price.

On May 5, 2021, the Company entered into an employment agreement with a recently appointed officer, whereby it authorized the issuance of 1,000,000 shares of common stock to such officer (see 8-K issued May 21, 2021)

On May 6, 2021, the Company accepted the resignation of Gregory W. Albers from the position of Secretary/Treasurer of PCT LTD. Mr. Albers will continue to serve as a member of the Board as a Director (see 8-K issued May 21, 2021)

On May 7, 2021, the Company deemed in the best interest to settle any and all of the Company’s prior convertible debt with Crown Bridge Partners and allow for the cashless exercise to purchase 1,921,875 shares of PCT LTD’s common stock (par value $0.001/share) at the rate of $0.032/share, thereby reducing PCT LTD’s prior debt to Crown Bridge Partners to $0.00. In addition, Crown Bridge Partners shall release 60,072,853 shares to the agreed upon payment terms of $36,994 cash.

On May 19, 2021, the company received acknowledgement from a non-related, convertible note holder, with which the Company had previously settled its debt, that 4,623,093 warrants were extinguished at the time of the settlement (May 8, 2020); thereby returning 4,623,093 warrants to the Company’s treasury.

On June 2, 2021, the Company sold future receivables to a non-related party for $222,400, of which $8,000 was attributable to loan fees and $62,400 to original issue discount resulting in cash proceeds to the Company of $152,000. The advance is to be repaid through weekly payments of $8,554. In connection with the advance, the Company granted the lender a security interest in all past, present and future assets of the Company.

On June 2, 2021, the Company paid $25,000 to a non-related party toward a $150,000 Convertible Note dated April 9, 2020.

On June 2, 2021, the Company entered into a subscription and purchase agreement with a non-related party consisting of 3,750,000 restricted shares of common stock (aggregate) at a price per share of $0.02 for $75,000 cash.

On June 4, 2021, the Company paid $43,600 to a non-related party to extinguish any and all debt owed on a February 1, 2021 future receivables transaction.

On July 1, 2021, the Company renewed its annual lease on the Little River, SC facility for $7,650 per month, which is renewable for an additional three years (with a 2% increase annually).

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

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded a net loss of $1,111,022 for the three-months ended March 31, 2021 and accumulated losses of $36,024,876 from inception through March 31, 2021.

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

The expected costs for the next twelve months include:

•	continuation of commercial launch of non-toxic sanitizing, disinfecting and sterilizing products and technologies with a strong emphasis on health care facilities, including hospitals, nursing homes, assisted living facilities, clinics and medical, dental and veterinarian offices;

•	continued research and development on product generation units including those designed for on-site deployment at customers’ facilities;

•	accelerated research and development and initial commercialization on applications of the products in the agricultural sector, most specifically with respect to abatement of a specific crop disease crisis caused by a bacterium in the U.S. and elsewhere;

•	acquiring available complementary technology rights;

•	payment of short-term debt;

•	hiring of additional personnel in 2021; and

•	general and administrative operating costs.

Management projects these costs to total approximately $2,400,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements. Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions, management believes that the Company expects to be covering its fixed operating expenses (“burn rate”) by the end of the fourth quarter of 2021.

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

SUMMARY OF BALANCE SHEET	March 31, 2021	December 31, 2020
Cash and cash equivalents	$53,853	$115,196
Total current assets	451,659	747,756
Total assets	4,247,738	4,34,610
Total liabilities	15,333,462	15,364,398
Accumulated deficit	(36,024,876)	(34,913,854)
Total stockholders’ deficit	$(11,304,369)	$(10,988,433)

At March 31, 2021, the Company recorded a net loss of $1,111,022 and a working capital deficit of $14,804,305. While we have recently recorded an increase in the amount of revenues from operations, since inception and we had not established an ongoing source of revenue sufficient to cover our operating costs. During the three-months ended March 31, 2021 and 2020 we primarily relied upon advances and loans from stockholders and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $53,853 in cash at March 31, 2021, compared to $115,196 in cash at December 31, 2020. We had total liabilities of $15,333,462 at March 31, 2021 compared to $15,364,398 at December 31, 2020.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $200,000 and to fund future research and development adequately. We intend to rely on additional debt financing, loans from existing stockholders and private placements of common stock for additional funding in addition to the increasing our recognized revenue from the leasing and/or sale of products; however, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Commitments and Obligations

At March 31, 2021 the Company recorded notes payable totaling approximately $2,531,181 (related, non-related and convertible, net of debt discount) compared to notes payable totaling $2,781,597 (related, non-related and convertible, net of debt discount) at December 31, 2020. These notes payable represent cash advances received and expenses paid from third parties and related parties. All of the notes payable carry effective interest from 0% to 220% and are due ranging from on demand to March 26, 2022.

The Company headquarters and operations is located in Little River, South Carolina. The Company re-negotiated an annual lease on the Little River, SC facility for $7,500 per month, retroactive to July 1, 2020, which is renewable for an additional four years (with a 2% increase annually) and added a three-year lease for 9,600 sf. of warehouse space in Fort Wayne, Indiana on November 1, 2020, for $4,500/month. The Company also began leasing additional office space in Little River, SC, for $2,750 a month, on an annual lease, effective March 15, 2021.

Results of Operations

SUMMARY OF OPERATIONS	Three-month period ended March 31,
	(Unaudited)
	2021	2020
Revenues	$395,519	$272,182
Total operating expenses	1,043,673	780,657
Total other expenses	462,868	9,773,173
Net loss	(1,111,022)	(10,281,648)
Preferred series C stock deemed dividends	—	270,000
Net loss attributable to common stockholders’	(1,111,022)	(10,551,648)
Basic and diluted loss per share	$(0.00)	$(0.02)

Revenues increased to $395,519, for the three-months ended March 31, 2021 (the “2021 first quarter”) compared to $272,182 for the three-months ended March 31, 2020 (the “2020 first quarter”). The revenue increase for the period was due to the increased volume of fluids sold and the additional revenue from recurring leased-equipment income.

Total operating expenses increased to $1,043,673 during the 2021 first quarter compared to $780,657 during the 2020 first quarter. The increase during the first quarter of 2021 was primarily due to an increase in salaries and wages, legal, consulting fees and rent.

General and administrative expenses increased to $893,451 for the 2021 first quarter compared to $548,786 during the 2020 first quarter. The increase during the first quarter of 2021 was primarily due to an increase in salaries and wages, legal, consulting fees and rent.

Depreciation and amortization expenses increased slightly to $88,122 during the 2021 first quarter compared to $83,021 during the 2020 first quarter. Depreciation and amortization was comparable between the two periods.

Total other expenses decreased to $462,868 for the 2021 first quarter compared to $9,773,173 during the 2020 first quarter. The overall decrease in other expenses was primarily due to the $9.2M loss in derivatives incurred during 2020 which did not occur in 2021. There was also a gain on the settlement of debt of $316,401 in 2021 vs. a $44,000 loss on the settlement of debt in 2020.

As a result of the changes described above, net loss from operations after income taxes decreased to $1,111,022 during the 2021 first quarter compared to $10,281,648 during the 2020 first quarter.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Gary J. Grieco, our President and principal executive officer, and Arthur Abraham, our Chief Financial Officer and principal financial officer, , evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our principal executive officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2021, our disclosure controls and procedures were not effective for the reasons discussed in our 10-K filing.

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

For the prior ended March 31, 2021, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework (2013),” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, our President has determined that our internal control over financial reporting for the period ended March 31, 2020, was not effective.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Notwithstanding this finding of ineffective disclosure controls and procedures, our certifying officers concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may become involved in various routine legal proceedings incidental to our business. To our knowledge as of the date of this report, other than described below, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Annihilare Litigation

On August 8, 2019, we received notice from Annihilare Medical Systems, Inc (“Annihilare”) that certain intellectual properties developed jointly between us and Annihilare were to be discontinued from use by us and our customers. We dispute the claims from Annihilare that the intellectual properties are exclusively Annihilare’s.

In May of 2020, we filed a complaint in the United States District Court for the Western District of North Carolina (Charlotte Divisions – Civil Action No. 3:20-cv-00287), against Annihilare, Marion E. Paris, Jr. and Clay Parker Sipes, seeking damages.

These claims arose from several consulting agreements and an acquisition agreement between the Company and the Defendants surrounding the purchase of Annihilyzer® Intellectual property by the Company and subsequent infringement of the intellectual properties. The case settled in the quarter ended March 31, 2021.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. However, we detailed significant business risks in Item 1A to our Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 4, 2021, the Company issued 25,000,000 common shares to settle a convertible note described in Note 6(bb), with a remaining balance of $40,000.

On February 16, 2021, the Company issued 1,803,279 shares of common stock to settle $247,270 from a $275,000 note payable dated June 20, 2018, which has a balance of $331,304, including interest, to the current Chairman and CEO of the Company. The Company also agreed to issue a new note for the remaining balance owed to the Chairman and CEO of $84,034, dated February 16, 2021. The note will bear interest at 5% per annum and is due on June 30, 2021.

On February 16, 2021, the Company issued 2,663,299 shares of common stock to settle a June 20, 2018 note payable of $380,000 and accrued interest of $26,153 owed to the current COO and Director of the Company.

On February 15, 2021, 40,000 shares of preferred series C stock was converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 4,000,000 shares of common stock.

On March 1, 2021, the Company released an additional vested 375,000 shares of common stock to its current COO and Director, as per the Company employment agreement with the executive.

On March 1, 2021, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide advisory services for a period of three months in consideration of $5,000 per month and an option to purchase 2,500,000 shares of common stock at $0.0001 for one year, exercisable on issuance.

Subsequent Issuances After Quarter-End

On April 5, 2021, the Company entered into a convertible promissory note with a non-related party for $43,000. The Note is due on April 5, 2022 and bears interest on the unpaid principal balance at the rate of 12% per annum. The Note may be converted by the lender at any time before 6-months of the date of issuance into shares of Company’s common stock at the conversion price equal to 61% multiplied by the Market Price.

On April 14, 2021, the Company entered into a convertible promissory note with a non-related party for $200,000. The Note is due on April 14, 2022 and bears interest on the unpaid principal balance at the rate of 5% per annum. The Note may not be converted by the lender before 6 months of the issuance date into shares of Company’s common stock at a conversion price equal to $0.10.

On May 3, 2021, the Company entered into a convertible promissory note with a non-related party for $128,000. The Note is due on May 3, 2022 and bears interest on the unpaid principal balance at the rate of 12% per annum. The Note may be converted by the lender at any time before 6-months of the date of issuance into shares of Company’s common stock at the conversion price equal to 61% multiplied by the Market Price.

On May 5, 2021, the Company entered into an employment agreement with a recently appointed officer, whereby it authorized the issuance of 1,000,000 shares of common stock to such officer (see 8-K issued May 21, 2021)

On May 7, 2021, the Company deemed in the best interest to settle any and all of the Company’s prior convertible debt with Crown Bridge Partners and allow for the cashless exercise to purchase 1,921,875 shares of PCT LTD’s common stock (par value $0.001/share) at the rate of $0.032/share, thereby reducing PCT LTD’s prior debt to Crown Bridge Partners to $0.00. In addition, Crown Bridge Partners shall release 60,072,853 shares to the agreed upon payment terms of $36,994 cash.

On June 2, 2021, the Company paid $25,000 to a non-related party toward a $150,000 Convertible Note dated April 9, 2020.

One June 2, 2021, the Company entered into a subscription and purchase agreement with a non-related party consisting of 3,750,000 restricted shares of common stock (aggregate) at a price per share of $0.02 for $75,000 cash.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have entered into a number of promissory notes, some of which are in default as of March 31, 2021, or went into default before the filing of this Quarterly Report (See Note 6 to the financial statements).

A significant portion of our current debt is in default, which may subject us to litigation by the debt holders.

As of March 31, 2021, had cash and cash equivalents of $53,853. Management’s plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company. To date, the main source of funding has been through the issuance of convertible notes with provisions that allow the holder to convert the debt and accrued and unpaid interest at substantial discounts to the trading price of our common stock. The effect of the conversions in the year ended December 31, 2020 for the convertible notes has been to substantially dilute existing holders of common stock of our Company. However, there is no assurance that management will be successful in being able to continue to obtain additional funding or defend potential litigation by note holders.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation, as currently in effect (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed April 13, 2018)
3.1	Amended Articles of Incorporation increasing authorized shares (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
3(ii)	Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed April 13, 2018)
4.1	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed on September 16, 2019)
4.2	Certificate of Designation of Series B – Super Voting Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed on September 16, 2019)
4.3	Certificate of Designation of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
4.4	Peak One Opportunity Fund Note dated September 16, 2019 (Incorporated by reference to Exhibit 4.16 of Form 10-Q, filed on August 14, 2020)
4.5	Power-Up #8 Note dated October 8, 2019 (Incorporated by reference to Exhibit 4.17 of Form 10-Q, filed on August 14, 2020)
4.6	Power-Up #9 Note dated October 31, 2019 (Incorporated by reference to Exhibit 4.18 of Form 10-Q, filed on August 14, 2020)
4.7	Power-Up #10 Note dated March 2, 2020 (Incorporated by reference to Exhibit 4.19 of Form 10-Q, filed on August 14, 2020)
4.8	TFK Investments Note dated April 10, 2020 (Incorporated by reference to Exhibit 4.20 of Form 10-Q, filed on August 14, 2020)
4.9	Power-Up #11 Note dated April 16, 2020 (Incorporated by reference to Exhibit 4.21 of Form 10-Q, filed on August 14, 2020)
4.10	Herschbach 2005 Trust Consolidated Note dated May 5, 2020 (Incorporated by reference to Exhibit 4.22 of Form 10-Q, filed on August 14, 2020)
4.11	Power-Up #12 Note dated May 12, 2020 (Incorporated by reference to Exhibit 4.23 of Form 10-Q, filed on August 14, 2020)
4.12	Digital Ally Note dated July 7, 2020 (Incorporated by reference to Exhibit 4.24 of Form 10-Q, filed on August 14, 2020)
4.13	Reserve Capital Management Note dated July 15, 2020 (Incorporated by reference to Exhibit 4.25 of Form 10-Q, filed on November 16, 2020)
4.14	Digital Ally Note #2 dated July 28, 2020
4.15	Signature Note dated October 1, 2020 (Incorporated by reference to Exhibit 4.27 of Form 10-Q, filed on November 16, 2020)
10.1	Agreement with Annihilyzer, Inc. dated November 29, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed April 20, 2017)
10.2	Amendment to Agreement with Annihilyzer, Inc. dated April 6, 2017 (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed April 20, 2017)
10.3	Read Consolidated Promissory Note dated September 27, 2017 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed October 4, 2017)
10.4†	Read Employment Agreement (Incorporated by reference to Exhibit 10.18 of Form 10-Q, filed on September 16, 2019)
10.5†	Read Addendum to Employment Agreement (Incorporated by reference to Exhibit 10.19 of Form 10-Q, filed on September 16, 2019)
10.6†	Grieco 2019 Employment Agreement (Incorporated by reference to Exhibit 10.20 of Form 10-Q, filed on September 16, 2019)
10.7†	Grieco 2020 Employment Agreement (Incorporated by reference to Exhibit 10.21 of Form 10-Q, filed on April 13, 2020)
10.8	Peak One Opportunity Fund Agreement dated September 16, 2019 (Incorporated by reference to Exhibit 10.22 of Form 10-Q, filed on August 14, 2020)
10.9	Power-Up #8 Agreement dated October 8, 2019 (Incorporated by reference to Exhibit 10.23 of Form 10-Q, filed on August 14, 2020)
10.10	Power-Up #9 Agreement dated October 31, 2019 (Incorporated by reference to Exhibit 10.24 of Form 10-Q, filed on August 14, 2020)
10.11	Power-Up #10 Agreement dated March 2, 2020 (Incorporated by reference to Exhibit 10.25 of Form 10-Q, filed on August 14, 2020)
10.12	TFK Investments Agreement dated April 10, 2020 (Incorporated by reference to Exhibit 10.26 of Form 10-Q, filed on August 14, 2020)
10.13	Power-Up #11 Agreement dated April 16, 2020 (Incorporated by reference to Exhibit 10.27 of Form 10-Q, filed on August 14, 2020)
10.14	Herschbach 2005 Trust Agreement dated May 12, 2020 (Incorporated by reference to Exhibit 10.28 of Form 10-Q, filed on August 14, 2020)
10.15	RB Capital $200,000 Note dated October 7, 2020 (Incorporated by reference to Exhibit 10.29 of Form 10-Q, filed on November 16, 2020)
10.16	RB Capital $200,000 Note dated October 16, 2020 (Incorporated by reference to Exhibit 10.30 of Form 10-Q, filed on November 16, 2020)
10.17	October 1, 2020 $199,500 Future Receivables Note (Incorporated by reference to Exhibit 10.17 of Form 10-K, filed on April 13, 2021)
10.18	November 3, 2020 $126,000 Future Receivables Note(Incorporated by reference to Exhibit 10.18 of Form 10-K, filed on April 13, 2021)
10.19	November 4, 2020 $113,980 Future Receivables Note (Incorporated by reference to Exhibit 10.19 of Form 10-K, filed on April 13, 2021)
10.20	RB Capital $300,000 Note dated November 11, 2020 (Incorporated by reference to Exhibit 10.20 of Form 10-K, filed on April 13, 2021)
10.21	RB Capital $150,000 Note dated December 29, 2020 (Incorporated by reference to Exhibit 10.21 of Form 10-K, filed on April 13, 2021)
10.22	RB Capital $150,000 Note dated January 26, 2021 (Incorporated by reference to Exhibit 10.22 of Form 10-K, filed on April 13, 2021)
10.23	February 2, 2021 $177,800 Future Receivables Note (Incorporated by reference to Exhibit 10.23 of Form 10-K, filed on April 13, 2021)
10.24	February 22, 2021 $128,000 Convertible Promissory Note (Incorporated by reference to Exhibit 10.24 of Form 10-K, filed on April 13, 2021)
10.25	March 5, 2021 $522,640 Future Receivables Note (Incorporated by reference to Exhibit 10.25 of Form 10-K, filed on April 13, 2021)
10.26	March 9, 2021 $111,920 Future Receivables Note (Incorporated by reference to Exhibit 10.26 of Form 10-K, filed on April 13, 2021)
10.27	March 18, 2021 $200,000 Convertible Promissory Note (Incorporated by reference to Exhibit 10.27 of Form 10-K, filed on April 13, 2021)
10.28	March 23, 2021 Amended Convertible Note (Incorporated by reference to Exhibit 10.28 of Form 10-K, filed on April 13, 2021)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	PEO Section 1350 Certification
32.2	PFO Section 1350 Certification
99.15	New Website and Investor Relations Press Release dated January 26, 2021 (Incorporated by reference to Exhibit 99.8 of Form 10-K, filed on April 13, 2021)
99.2	UK Updated Press Release dated January 28, 2021 (Incorporated by reference to Exhibit 99.9 of Form 10-K, filed on April 13, 2021)
99.3	Litigation Settlement Press Release dated March 4, 2021 (Incorporated by reference to Exhibit 99.10 of Form 10-K, filed on April 13, 2021)
99.4	Fiscal 2020 Results Press Release dated April 15, 2021
99.5	Oilfield Testing Press Release dated April 30, 2021
99.6	Current Status of OTC QB Uplisting Press Release dated May 4, 2021
99.7	New Financial Officer Press Release dated May 14, 2021
99.8	ProtectX Joint Business Venture Press Release dated May 27, 2021
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCT LTD

Date: June 25, 2021	By:	/s/ Gary Grieco
Gary Grieco, Chief Executive Officer and Chairman
/s/ Arthur Abraham Arthur Abraham, Chief Financial Officer

