Form 10-Q/A
period 2020-06-30
PCT LTD
filed 2021-09-03
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Overview

Amendment No. 1 to Form 10-Q/A (this “Form 10-Q/A") amends and restates certain items noted below in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as originally filed with the Securities and Exchange Commission on August 31, 2020 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of an error in the previously reported financial statements related to the accounting for the settlement of certain derivative warrants. See Note 13 to the Condensed Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates only the following financial statements and disclosures that were impacted from the correction of the error:

• Part I, Item 1 - Financial Statements

• Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

• Part I, Item 4 - Controls and Procedures

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

The Company is also filing an amended Annual Report for the fiscal year ended December 31, 2020 and an amended Quarterly Report for each of the quarterly periods ended September 30, 2020 and March 31, 2021 to restate the previously issued annual and interim financial statements due to the accounting error described above.

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
	(Unaudited)
	(Restated - See note 13)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,260	$67,613
Accounts receivable, net	319,128	111,915
Prepaid expenses	51,395	43,100
Other current assets	17,110	2,110
Total current assets	416,893	224,738

PROPERTY AND EQUIPMENT
Property and equipment, net	401,233	440,109

OTHER ASSETS
Intangible assets, net	3,552,267	3,704,429
Deposits	2,526	5,499
Total other assets	3,554,793	3,709,928

TOTAL ASSETS	$4,372,919	$4,374,775

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$447,805	$315,228
Accrued expenses – related parties	98,311	84,538
Accrued expenses	912,393	890,104
Notes payable – related parties, net	826,214	826,957
Notes payable, net	408,617	468,153
Convertible notes payable, net	980,254	1,187,633
Derivative liability	11,393,973	10,517,873
Total current liabilities	15,067,567	14,290,486

TOTAL LIABILITIES	15,067,567	14,290,486

MEZZANINE EQUITY
Preferred series A stock, $0.001 par value; 1,000,000 authorized; 500,000 and 500,000 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	60,398	60,398
Preferred series B stock, $0.001 par value; 1,000,000 authorized; 1,000,000 and 1,000,000 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	158,247	158,247
Preferred series C stock, $0.001 par value; 5,500,000 authorized; 440,000 and nil issued and outstanding at June 30, 2020 and December 31, 2019, respectively	484,000	—
TOTAL MEZZANINE EQUITY	702,645	218,645

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 1,000,000,000 authorized; 584,201,486 and 498,880,300 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	584,202	498,881
Additional paid-in-capital	18,056,637	15,872,330
Accumulated deficit	(30,038,132)	(26,505,567)
TOTAL STOCKHOLDERS’ DEFICIT	(11,397,293)	(10,134,356)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$4,372,919	$4,374,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Restated - See note 13)		(Restated - See note 13)
REVENUES
Product	$582,389	$11,745	$745,037	$98,839
Licensing	77,000	34,000	84,000	78,500
Equipment leases	221,783	73,117	324,317	137,480
Total Revenues	881,172	118,862	1,153,354	314,819

OPERATING EXPENSES
General and administrative	592,042	415,339	1,140,828	1,082,303
Research and development	5,000	3,792	5,000	3,792
Cost of product, licensing and equipment leases	415,855	24,077	564,705	96,731
Depreciation and amortization	81,348	84,189	164,369	169,101
Total operating expenses	1,094,245	527,397	1,874,902	1,351,927

Loss from operations	(213,073)	(408,535)	(721,548)	(1,037,108)

OTHER INCOME (EXPENSE)
Loss on change in fair value of derivative liability	(6,015,835)	(2,789,342)	(15,310,597)	(2,951,641)
Gain (loss) on change in fair value of preferred series A stock liability	—	(3,004)	—	72,473
Gain on sale of intangible assets	—	52,498	—	52,498
Gain (loss) on settlement of debt	13,707,921	—	13,663,921	(84,409)
Interest expense	(459,930)	(381,764)	(894,341)	(502,283)
Total other income (expense)	7,232,156	(3,121,612)	(2,541,017)	(3,413,362)

Income (loss) before income taxes	7,019,083	(3,530,147)	(3,262,565)	(4,450,470)

Income taxes	—	—	—	—

NET INCOME (LOSS)	$7,019,083	$(3,530,147)	$(3,262,565)	$(4,450,470)
Preferred series C stock deemed dividends	—	—	(270,000)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS’	$7,019,083	$(3,530,147)	$(3,532,565)	$(4,450,470)

Basic net income (loss) per share	$0.01	$(0.07)	$(0.01)	$(0.09)
Diluted net income (loss) per share	$(0.00)	(0.07)	(0.01)	(0.09)

Basic weighted average shares outstanding	569,964,666	52,755,139	557,809,456	49,208,103
Diluted weighted average shares outstanding	774,463,424	52,755,139	557,809,456	49,208,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 PCT LTD

Condensed Consolidated Statements of Stockholders’ Equity (deficit)

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2018	44,559,238	$44,560	$11,588,030	$(9,927,003)	$1,705,587
Common stock issued for services	575,000	575	98,352	—	98,927
Common stock issued in settlement of debt	5,383,810	5,383	800,012	—	805,395
Net loss for the three-months ended March 31, 2019	—	—	—	(920,323)	(920,323)
Balance – March 31, 2019	50,518,048	$50,518	$12,486,394	$(10,847,326)	$1,689,586
Stock-based compensation	—	—	23,125	—	23,125
Common stock issued in conversion of convertible notes payable	26,341,913	26,342	261,034	—	287,376
Net loss for the three-months ended June 30, 2020	—	—	—	(3,530,147)	(3,530,147)
Balance – June 30, 2019	76,859,961	$76,860	$12,770,553	$(14,377,473)	$(1,530,060)

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2019	498,880,300	$498,881	$15,872,330	$(26,505,567)	$(10,134,356)
Common stock issued for services	15,525,000	15,525	103,538	—	119,063
Common stock issued in settlement of debt	250,000	250	7,975	—	8,225
Common stock issued in conversion of convertible notes payable	36,050,000	36,050	360,660	—	396,710
Beneficial conversion feature on preferred series C stock	—	—	270,000	(270,000)	—
Net loss for the three-months ended March 31, 2020	—	—	—	(10,281,648)	(10,281,648)
Balance – March 31, 2020	550,705,300	$550,706	$16,614,503	$(37,057,215)	$(19,892,006)
Common stock issued for cash	4,250,000	4,250	135,750	—	140,000
Stock-based compensation	—	—	14,182	—	14,182
Common stock issued in settlement of debt	15,000,000	15,000	826,500	—	841,500
Common stock issued in cashless exercise of warrants	9,246,186	9,246	420,702	—	429,948
Common stock issued in conversion of preferred series C stock	5,000,000	5,000	45,000	—	50,000
Net income for the three-months ended June 30, 2020	—	—	—	7,019,083	7,019,083
Balance – June 30, 2020 (restated See Note 13)	584,201,486	$584,202	$18,056,637	$(30,038,132)	$(11,397,293)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
	(Restated - See Note 13)
Cash Flows from Operating Activities
Net loss	$(3,262,565)	$(4,450,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164,369	169,101
Amortization of debt discounts	280,188	300,703
Amortization of operating lease right-of-use asset	—	23,635
Common stock issued for services	133,245	122,052
Loss on change in fair value of derivative liability	15,310,597	2,951,641
Gain on change in fair value of preferred series A stock liability	—	(72,473)
(Gain) loss on settlement of debt	(13,663,921)	84,409
Gain on sale of intangible assets	—	(52,498)
Default penalties on convertible notes payable	13,762	87,500
Changes in operating assets and liabilities:
Accounts receivable	(207,213)	(81,166)
Inventory	26,669	644
Prepaid expenses	(8,295)	177,475
Other assets	(12,027)	—
Operating lease liability	—	(21,626)
Accounts payable	132,577	59,265
Accrued expenses – related party	13,773	8,245
Accrued expenses	620,188	215,811
Contract liabilities	—	24,532
Net cash used in operating activities	(458,653)	(453,220)

Cash Flows from Investing Activities
Proceeds from sale of intangible assets	—	57,500
Purchases of property and equipment	—	(2,516)
Purchase of intangible assets	—	(5,000)
Net cash provided by investing activities	—	49,984

Cash Flows from Financing Activities
Proceeds from notes payable – related parties	3,500	2,544
Proceeds from notes payable	155,525	88,600
Proceeds from convertible notes payable	413,000	460,750
Proceeds from common stock subscriptions	140,000	—
Proceeds from preferred series C stock subscriptions	270,000	—
Repayments of notes payable – related parties	(4,286)	(16,044)
Repayments of notes payable	(245,551)	(9,209)
Repayments of convertible notes payable	(311,888)	(91,000)
Net cash provided by financing activities	420,300	435,641

Net change in cash	(38,353)	32,405
Cash and cash equivalents at beginning of period	67,613	4,893
Cash and cash equivalents at end of period	$29,260	$37,298

Supplemental Cash Flow Information
Cash paid for interest	$53,645	$51,639
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Preferred series C stock deemed dividend	$270,000	$—
Original debt discounts against notes payable	$23,917	$10,204
Original debt discounts against convertible notes payable	$197,888	$395,125
Modification of notes payable	$—	$20,590
Common stock issued in conversion of convertible notes payable	$396,710	$287,376
Common stock issued in cashless exercise of warrants	$429,948	$—
Common stock issued in conversion of preferred series C stock	$50,000	$—
Accounts receivable netted against notes payable	$—	$18,000
Initial operating lease right-of-use asset and liability	$—	$43,330
Preferred series A stock reclassification from liability to mezzanine equity	$—	$60,398
Property plant and equipment transferred to inventory	$26,669	$—

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

Our financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2020, consisted of the following:

	Total fair value at June 30, 2020 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
	(restated)			(restated)
Description:
Derivative liability (1)	11,393,973	—	—	11,393,973
Total	11,393,973	—	—	11,393,973

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019, consisted of the following:

	Total fair value at December 31, 2019 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $

Description:
Derivative liability (1)	10,517,873	—	—	10,517,873
Total	10,517,873	—	—	10,517,873

(1) The Company has estimated the fair value of these liabilities using the Binomial Model.

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as options, warrants, convertible notes payable, preferred series A stock and preferred series C stock. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, for the three months ended June 30, 2020, there were outstanding common share equivalents which amounted to 319,106,192 (restated) shares of common stock that were not included in the calculation as their effect is anti-dilutive. For fiscal periods with net losses, these common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

	Three months ended June 30, 2020 $	Three months ended June 30, 2019 $	Six months ended June 30, 2020 $	Six months ended June 30, 2019 $

Numerator:
Net income (loss)	7,019,083	(3,530,147)	(3,532,565)	(4,450,470)
Loss on change in fair value of derivative liability	4,463,852	—	—	—
Gain on settlement of debt	(13,794,438)	—	—	—
Amortization of debt discount	176,381	—	—	—
Interest expense	52,146	—	—	—
Adjusted net income (loss)	(2,082,976)	(3,530,147)	(3,532,565)	(4,450,470)

Denominator: Weighted average shares outstanding used in computing net income (loss) per share
Basic	569,964,666	52,755,139	557,809,456	49,208,103
Effect of dilutive warrants	81,681,300	—	—	—
Effect of convertible note weighted shares	122,817,458	—	—	—
Diluted	774,463,424	52,755,139	557,809,456	49,208,103

Net income (loss) per share applicable to common shareholders:
Basic	0.01	(0.07)	(0.01)	(0.09)
Diluted	(0.00)	(0.07)	(0.01)	(0.09)

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

NOTE 2. GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $30,038,132 (restated) and has negative cash flows from operations. As of June 30, 2020, the Company had a working capital deficit of $14,650,674 (restated). The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

n)	On March 9, 2020, the Company entered into a convertible promissory with a non-related party for $45,000 of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $42,000. The note is due on March 2, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note’s term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of June 30, 2020.

o)	On April 1, 2020, the Company entered into a settlement agreement to settle convertible notes with principal amounts of convertible notes. The Company agreed to pay $100,000 to settle the principal and accrued interest and penalties relating to the two convertible notes. The Company recorded a gain on settlement of debt of $312,269. As part of the settlement, the Company cancelled 197,190,272 warrants.

p)	On April 10, 2020, the Company entered into a convertible promissory note with a non-related party for $150,000 of which $18,000 was an original issue discount resulting in cash proceeds to the Company of $132,000. The note is due on April 9, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. The Note may be converted by the Lender at any time into shares of Company’s common stock at a conversion price equal to 65% of the lowest trading price during the 25-trading day period prior to the conversion date. Further, an additional 15% is applied if the Company fails to comply with its reporting requirements. During the period, this additional discount was triggered.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	June 30, 2020	December 31, 2019
	(restated)

Balance at the beginning of period	$10,517,873	$322,976
Original discount limited to proceeds of notes	166,000	540,750
Fair value of derivative liabilities in excess of notes proceeds received	804,403	1,653,887
Settlement of derivative instruments	(14,600,497)	(3,258,054)
Change in fair value of embedded conversion option	14,506,194	11,258,314
Balance at the end of the period	$11,393,973	$10,517,873

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

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
	(restated)

Balance, December 31, 2019	413,816,252	0.00053
Adjustment to warrants outstanding	43,154,762	0.00056
Granted	—	—
Cancelled	(197,190,272)	0.00041
Exercised	(9,280,742)	0.00035
Balance, June 30, 2020	250,500,000	0.00049

As at June 30, 2020, the following share purchase warrants were outstanding:

Date	Number	Number	Exercise		Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $		Life (Years)	Date	Exercised
	(restated)	(restated)					(restated)

11/28/2018	142,857,143 *	142,857,143 *	0.00035	*	1.41	11/28/2021	$50,000
12/3/2018	500,000	500,000	0.10		3.43	12/3/2023	50,000
3/13/2019	107,142,857 *	107,142,857 *	0.00035	*	3.70	3/13/2024	37,500
	250,500,000	250,500,000					$137,500

*The number of warrants outstanding and exercisable is variable based on adjustments to the exercise price of the warrant due to dilutive issuances.

The Company cancelled 197,190,272 warrants as part of the settlement of a convertible note as described in Note 5(o).

The intrinsic value of warrants outstanding at June 30, 2020 was $8,825,000 (restated).

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

NOTE 13. RESTATEMENT

As previously disclosed, the Company determined that previously issued warrants to a debt holder should have been accounted for as cancelled along with the settlement of all outstanding debt with such holder in May 2020. In May 2020, the Company entered into a debt settlement agreement with one of its debt holders which settled all debt and warrants held by such holder. However, due to a misunderstanding of the facts and circumstances related to the settlement agreement, the Company did not reflect the warrants as settled at that time. Due to the provisions of the warrants, these were accounted for as derivative liabilities. The Company concluded that the impact of recognizing the cancellation of the warrants was materially different from its previously reported results. As a result, the Company is restating its unaudited condensed consolidated financial statements for the periods impacted. The following financial tables reconcile the previously reported amounts to the restated amounts for each unaudited condensed consolidated financial statement.

The table below sets forth changes to the unaudited consolidated balance sheet:

	June 30, 2020
	As Previously Reported	Adjustments	As Restated

ASSETS
Total current assets	$416,893	$—	$416,893

Total property and equipment, net	401,233	—	401,233
Total other assets	3,554,793	—	3,554,793

TOTAL ASSETS	4,372,919	—	4,372,919

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	447,805	—	447,805
Accrued expenses – related parties	98,311	—	98,311
Accrued expenses	912,393	—	912,393
Notes payable – related parties	826,214	—	826,214
Notes payable, net	408,617	—	408,617
Convertible notes payable, net	980,254	—	980,254
Derivative liability	18,419,365	(7,025,392)	11,393,973
Total current liabilities	22,092,959	(7,025,392)	15,067,567

TOTAL LIABILITIES	22,092,959	(7,025,392)	15,067,567

TOTAL MEZZANINE EQUITY	702,645	—	702,645

STOCKHOLDERS’ DEFICIT
Common stock	584,202	—	584,202
Additional paid-in capital	18,056,637	—	18,056,637
Accumulated deficit	(37,063,524)	7,025,392	(30,038,132)
	(18,422,685)	7,025,392	(11,397,293)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$4,372,919	$—	$4,372,919

The table below sets forth changes to the unaudited condensed consolidated statements of operations for the three months ended June 30, 2020:

	For the three months ended June 30, 2020
	As Previously Reported	Adjustments	As Restated

REVENUES
Total revenues	$881,172	$—	$881,172

OPERATING EXPENSES
Total operating expenses	1,094,245	—	1,094,245

LOSS FROM OPERATIONS	(213,073)	—	(213,073)

OTHER INCOME (EXPENSE)
Loss on change in fair value of derivative liability	(1,092,845)	(4,922,990)	(6,015,835)
Gain (loss) on change in fair value of preferred series A stock liability	—	—	—
Gain on sale of intangible assets	—	—	—
Gain (loss) on settlement of debt	1,759,539	11,948,382	13,707,921
Interest expense	(459,930)	—	(459,930)
Total other income (expense)	206,764	7,025,392	7,232,156

Income (loss) before income taxes	(6,309)	7,025,392	7,019,083

Income taxes	—	—	—

NET INCOME (LOSS)	(6,309)	7,025,392	7,019,083
Preferred series C stock deemed dividends	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS’	$(6,309)	$7,025,392	$7,019,083

Basic net income (loss) per share	$(0.00)	$0.01	$0.01

Diluted net income (loss) per share	$(0.00)	$—	$(0.00)

Basic weighted average shares outstanding	569,964,666		569,964,666

Diluted weighted average shares outstanding	569,964,666		774,463,424

The table below sets forth changes to the unaudited condensed consolidated statements of operations for the six months ended June 30, 2020:

	For the six months ended June 30, 2020
	As Previously Reported	Adjustments	As Restated

REVENUES
Total revenues	$1,153,354	$—	$1,153,354

OPERATING EXPENSES
Total operating expenses	1,874,902	—	1,874,902

LOSS FROM OPERATIONS	(721,548)	—	(721,548)

OTHER INCOME (EXPENSE)
Loss on change in fair value of derivative liability	(10,387,607)	(4,922,990)	(15,310,597)
Gain (loss) on change in fair value of preferred series A stock liability	—	—	—
Gain on sale of intangible assets	—	—	—
Gain (loss) on settlement of debt	1,715,539	11,948,382	13,663,921
Interest expense	(894,341)	—	(894,341)
Total other income (expense)	(9,566,409)	7,025,392	(2,541,017)

Income (loss) before income taxes	(10,287,957)	7,025,392	(3,262,565)

Income taxes	—	—	—

NET INCOME (LOSS)	(10,287,957)	7,025,392	(3,262,565)
Preferred series C stock deemed dividends	(270,000)	—	(270,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS’	$(10,557,957)	$7,025,392	$(3,532,565)

Basic and diluted net income (loss) per share	$(0.02)	$0.01	$(0.01)

Basic and diluted weighted average shares outstanding	557,809,456		557,809,456

The table below sets forth changes to the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2020:

	For the six months ended June 30, 2020
	As Previously Reported	Adjustments	As Restated

Cash Flows from Operating Activities
Net loss	$(10,287,957)	$7,025,392	$(3,262,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164,369	—	164,369
Amortization of debt discounts	280,188	—	280,188
Common stock issued for services	133,245	—	133,245
Loss on change in fair value of derivative liability	10,387,607	4,922,990	15,310,597
(Gain) loss on settlement of debt	(1,715,539)	(11,948,382)	(13,663,921)
Default penalties on convertible notes payable	13,762		13,762
Change in operating assets and liabilities
Accounts receivable	(207,213)	—	(207,213)
Inventory	26,669	—	26,669
Prepaid expenses	(8,295)	—	(8,295)
Other assets	(12,027)	—	(12,027)
Accounts payable	132,577	—	132,577
Accrued expenses – related party	13,773	—	13,773
Accrued expenses	620,188	—	620,188
Net cash used in operating activities	(458,653)	—	(458,653)

Net cash provided by investing activities	—	—	—

Net cash provided by financing activities	420,300	—	420,300

Net change in cash	(38,353)	—	(38,353)
Cash and cash equivalents at beginning of period	67,613	—	67,613
Cash and cash equivalents at end of period	$29,260	$—	$29,260

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

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded a net loss of $3,262,565 (restated) for the six-months ended June 30, 2020 and accumulated losses of $30,038,132 (restated) from inception through June 30, 2020.

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

SUMMARY OF BALANCE SHEET	June 30, 2020	December 31, 2019
	(restated)
Cash and cash equivalents	$29,260	$67,613
Total current assets	416,893	224,738
Total assets	4,372,919	4,374,775
Total liabilities	15,067,567	14,290,486
Accumulated deficit	(30,038,132)	(26,505,567)
Total stockholders’ deficit	$(11,397,293)	$(10,134,356)

At June 30, 2020, the Company recorded a net loss of $3,262,565 (restated) and a working capital deficit of $14,650,674 (restated). While we have recently recorded an increase in the amount of revenues from operations, since inception and we had not established an ongoing source of revenue sufficient to cover our operating costs. During the six-months ended June 30, 2020 and 2019 we primarily relied upon advances and loans from stockholders and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $29,260 in cash at June 30, 2020, compared to $67,613 in cash at December 31, 2019. We had total liabilities of $15,067,567 (restated) at June 30, 2020 compared to $14,290,486 at December 31, 2019.

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

Results of Operations

Three Months Ended June 30, 2020

SUMMARY OF OPERATIONS	Three-month period ended June 30,
	(Unaudited)
	2020	2019
	(restated)
Revenues	$881,172	$118,862
Total operating expenses	1,094,245	527,397
Total other income (expense)	7,232,156	(3,121,612)
Net income (loss)	7,019,083	(3,530,147)
Preferred series C stock deemed dividends	—	—
Net income (loss) attributable to common stockholders’	7,019,083	(3,530,147)
Basic income (loss) per share	$0.01	$(0.07)
Diluted income (loss) per share	$(0.00)	$(0.07)

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

Total other income was $7,232,156 (restated) for the 2020 second quarter compared to other expense of $3,121,612 during the 2019 second quarter. The overall change was a result of a gain on settlement of debt and an increase in the gain on change in fair value of derivatives during the second quarter of 2020.

As a result of the changes described above, net income increased to $7,019,083 (restated) during the 2020 second quarter compared to a net loss of $3,530,147 during the 2019 second quarter.

Six Months Ended June 30, 2020

SUMMARY OF OPERATIONS	Six months period ended June 30,
	(Unaudited)
	2020	2019
	(restated)
Revenues	$1,153,354	$314,819

Total operating expense	$1,874,902	$1,351,927
Total other expense	$2,541,017	$3,413,362
Net loss	$(3,262,565)	$(4,450,470)
Preferred series C stock deemed dividends	(270,000)	—
Net loss attributable to common stockholders’	(3,532,565)	(4,450,470)
Basic and diluted loss per share	$(0.01)	$(0.09)

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

Depreciation and amortization expenses decreased slightly to $164,369 during the six months ended June 30, 2020 compared to $169,101 during the six months ended June 30, 2019. Depreciation and amortization was comparable between the two periods.

Total other expenses decreased to $2,541,017 (restated) for six months ended June 30, 2020 compared to $3,413,362 during the six months ended June 30, 2019. The overall decrease was a result of a gain of settlement of debt during the six months ended June 30, 2020, offset by an increase in interest expense, and loss on change in fair value of derivatives.

As a result of the changes described above, net loss decreased to $3,262,565 (restated) during the six months ended June 30, 2020 compared to $4,450,470 during the six months ended June 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. F. Jody Read, our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our principal executive officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer concluded that as of June 30, 2020, our disclosure controls and procedures were not effective.

Notwithstanding this finding of ineffective disclosure controls and procedures, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. Changes have been made to internal controls since the original 2nd Quarter 2020 10-Q. The new reporting process will help prevent future financial oversights.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2020, internal financial controls were not sufficient to detect material events, such as the settled debt and cancelled warrants which occurred in the 2nd Quarter 2020 which resulted in a $7 million liability reduction on the Balance Sheet, whereby creating the restatement of the 10-Q for Quarters 2 and 3 in 2020 and Quarter 1 in 2021, along with the 2020 10-K.

The Company has implemented controls around its financial reporting process that will help prevent future financial oversights from occurring again.

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

PCT LTD

Date: September 3, 2021	By:	/s/ Gary Grieco
Gary Grieco, Chief Executive Officer and Chairman
/s/ Arthur Abraham Arthur Abraham, Chief Financial Officer

