Form 10-Q/A
period 2020-09-30
PCT LTD
filed 2021-09-09
CIK 1119897

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

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large, accelerated filer ☐ Non-accelerated filer ☑	Accelerated filer ☐ Smaller reporting company ☑ Emerging growth company ☐

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

EXPLANATORY NOTE

Overview

Amendment No. 1 to Form 10-Q/A (this “Form 10-Q/A") amends and restates certain items noted below in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as originally filed with the Securities and Exchange Commission on November 16, 2020 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of an error in the previously reported financial statements related to the accounting for the settlement of certain derivative warrants. See Note 13 to the Condensed Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates only the following financial statements and disclosures that were impacted from the correction of the error:

• Part I, Item 1 – Financial Statements

• Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

• Part I, Item 4 – Controls and Procedures

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

The Company filed an amended Quarterly Report for June 30, 2020 and is subsequently filing an amended Annual Report for the fiscal year ended December 31, 2020 and an amended Quarterly Report for March 31, 2021 to restate the previously issued annual and interim financial statements due to the accounting error described above.

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

PCT LTD

Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited) (Restated - see note 13)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$161,248	$67,613
Accounts receivable, net	268,991	111,915
Prepaid expenses	276,864	43,100
Other current assets	6,236	2,110
Total current assets	713,339	224,738

PROPERTY AND EQUIPMENT
Property and equipment, net	513,567	440,109

OTHER ASSETS
Intangible assets, net	3,476,146	3,704,429
Deposits	5,226	5,499
Total other assets	3,481,372	3,709,928

TOTAL ASSETS	$4,708,278	$4,374,775

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$227,859	$315,228
Accrued expenses – related parties	111,609	84,538
Accrued expenses	857,071	890,104
Notes payable – related parties, net	798,214	826,957
Notes payable, net	434,344	468,153
Current portion of convertible notes payable, net	1,134,190	1,187,633
Derivative liability	10,494,416	10,517,873
Total current liabilities	14,057,703	14,290,486

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	53,500	—
TOTAL LIABILITIES	14,111,203	14,290,486

MEZZANINE EQUITY
Preferred series A stock, $0.001 par value; 1,000,000 authorized; 500,000 and 500,000 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	60,398	60,398
Preferred series B stock, $0.001 par value; 1,000,000 authorized; 1,000,000 and 1,000,000 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	158,247	158,247
Preferred series C stock, $0.001 par value; 5,500,000 authorized; 90,000 and nil issued and outstanding at September 30, 2020 and December 31, 2019, respectively	90,000	—
TOTAL MEZZANINE EQUITY	308,645	218,645

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 1,000,000,000 authorized; 674,937,846 and 498,880,300 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	674,938	498,881
Additional paid-in-capital	23,457,582	15,872,330
Accumulated deficit	(33,844,090)	(26,505,567)
TOTAL STOCKHOLDERS’ DEFICIT	(9,711,570)	(10,134,356)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$4,708,278	$4,374,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Restated - see note 13)		(Restated - see note 13)
REVENUES
Product	$488,021	$110,739	$1,233,058	$209,578
Licensing	119,000	29,500	203,000	108,000
Equipment leases	177,067	79,794	501,384	217,274
Total Revenues	784,088	220,033	1,937,442	534,852

OPERATING EXPENSES
General and administrative	614,667	468,694	1,755,495	1,550,997
Research and development	15,547	203	20,547	3,995
Cost of product, licensing and equipment leases	54,901	51,483	619,606	148,214
Depreciation and amortization	90,999	84,467	255,368	253,568
Total operating expenses	776,114	604,847	2,651,016	1,956,774

Income (Loss) from operations	7,974	(384,814)	(713,574)	(1,421,922)

OTHER INCOME (EXPENSE)
Gain (loss) on change in fair value of derivative liability	57,054	(4,169,978)	(15,253,543)	(7,121,619)
Gain on change in fair value of preferred series A stock liability	—	—	—	72,473
Gain on sale of intangible assets	—	—	—	52,498
Gain (loss) on settlement of debt	(3,670,393)	16,706	9,993,528	(67,703)
Interest expense	(200,593)	(1,225,906)	(1,094,934)	(1,728,189)
Total other income (expense)	(3,813,932)	(5,379,178)	(6,354,949)	(8,792,540)

Loss before Income taxes	(3,805,958)	(5,763,992)	(7,068,523)	(10,214,462)

Income taxes	—	—	—	—

NET LOSS	$(3,805,958)	$(5,763,992)	$(7,068,523)	$(10,214,462)
Preferred series C stock deemed dividends	—	—	(270,000)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS’	$(3,805,958)	$(5,763,992)	$(7,338,523)	$(10,214,462)

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.01)	$(0.10)

Basic and diluted weighted average shares outstanding	608,601,357	206,524,228	575,094,639	102,223,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2019	498,880,300	$498,881	$15,872,330	$(26,505,567)	$(10,134,356)
Common stock issued for services	15,525,000	15,525	103,538	—	119,063
Common stock issued in settlement of debt	250,000	250	7,975	—	8,225
Common stock issued in conversion of convertible notes payable	36,050,000	36,050	360,660	—	396,710
Beneficial conversion feature on preferred series C stock	—	—	270,000	(270,000)	—
Net loss for the three-months ended March 31, 2020	—	—	—	(10,281,648)	(10,281,648)
Balance – March 31, 2020	550,705,300	$550,706	$16,614,503	$(37,057,215)	$(19,892,006)
Common stock issued for cash	4,250,000	4,250	135,750	—	140,000
Stock-based compensation	—	—	14,182	—	14,182
Common stock issued in settlement of debt	15,000,000	15,000	826,500	—	841,500
Common stock issued in cashless exercise of warrants	9,246,186	9,246	420,702	—	429,948
Common stock issued in conversion of preferred series C stock	5,000,000	5,000	45,000	—	50,000
Net income for the three-months ended June 30, 2020	—	—	—	7,019,083	7,019,083
Balance – June 30, 2020 (restated - see note 13)	584,201,486	$584,202	$18,056,637	$(30,038,132)	$(11,397,293)
Common stock issued for services	10,000,000	10,000	384,038	—	394,038
Common stock issued in conversion of convertible notes payable	45,736,360	45,736	497,222	—	542,958
Common stock issued in conversion of preferred series C stock	35,000,000	35,000	359,000	—	394,000
Premium related to conversion feature on note payable	—	—	4,160,685	—	4,160,685
Net loss for the three-months ended September 30, 2020	—	—	—	(3,805,958)	(3,805,958)
Balance – September 30, 2020 (restated - see note 13)	674,937,846	$674,938	$23,457,582	$(33,844,090)	$(9,711,570)

PCT LTD

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2018	44,559,238	$44,560	$11,588,030	$(9,927,003)	$1,705,587
Common stock issued for services	575,000	575	98,352	—	98,927
Common stock issued in settlement of debt	5,383,810	5,383	800,012	—	805,395
Net loss for the three-months ended March 31, 2019	—	—	—	(920,323)	(920,323)
Balance – March 31, 2019	50,518,048	$50,518	$12,486,394	$(10,847,326)	$1,689,586
Stock-based compensation	—	—	23,125	—	23,125
Common stock issued in conversion of convertible notes payable	26,341,913	26,342	261,034	—	287,376
Net loss for the three-months ended June 30, 2019	—	—	—	(3,530,147)	(3,530,147)
Balance – June 30, 2019	76,859,961	$76,860	$12,770,553	$(14,377,473)	$(1,530,060)
Common stock issued for services	1,000,000	1,000	28,339	—	29,339
Common stock issued in cashless exercise of warrants	12,030,881	12,031	220,803	—	232,834
Common stock issued in conversion of convertible notes payable	172,469,200	172,470	1,951,645	—	2,124,115
Net loss for the three-months ended September 30, 2019	—	—	—	(5,763,992)	(5,763,992)
Balance – September 30, 2019	262,360,042	$262,361	$14,971,340	$(20,141,465)	$(4,907,764)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
	(Restated - see note 13)
Cash Flows from Operating Activities
Net loss	$(7,068,523)	$(10,214,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255,368	253,568
Amortization of debt discounts	353,012	735,582
Amortization of operating lease right-of-use asset	—	35,452
Common stock issued for services	527,283	151,391
Loss on change in fair value of derivative liability	15,253,543	7,121,619
Gain on change in fair value of preferred series A stock liability	—	(72,473)
Series B preferred stock issued for services	—	155,000
Loss on settlement of debt	(9,993,528)	67,703
Gain on sale of intangible assets	—	(52,498)
Default penalties on convertible notes payable	13,762	665,731
Changes in operating assets and liabilities:
Accounts receivable	(157,076)	(137,092)
Inventory	26,669	21,707
Prepaid expenses	(241,764)	173,514
Other assets	(3,853)	—
Operating lease liability	—	(34,205)
Accounts payable	(87,369)	66,737
Accrued expenses – related party	27,071	18,104
Accrued expenses	807,049	447,921
Contract liabilities	—	—
Net cash used in operating activities	(288,356)	(596,701)

Cash Flows from Investing Activities
Proceeds from sale of intangible assets	—	111,323
Purchases of property and equipment	(127,212)	(2,516)
Purchase of intangible assets	—	(5,000)
Net cash provided by investing activities	(127,212)	103,807

Cash Flows from Financing Activities
Proceeds from notes payable – related parties	3,500	17,544
Proceeds from notes payable	428,030	138,600
Proceeds from convertible notes payable	613,000	480,750
Proceeds from the sale of common stock	140,000	—
Proceeds from preferred series C stock subscriptions	270,000	—
Repayments of notes payable – related parties	(32,286)	(20,044)
Repayments of notes payable	(556,153)	(31,180)
Repayments of convertible notes payable	(356,888)	(91,000)
Net cash provided by financing activities	509,203	494,670

Net change in cash	93,635	1,776
Cash and cash equivalents at beginning of period	67,613	4,893
Cash and cash equivalents at end of period	$161,248	$6,669

Supplemental Cash Flow Information
Cash paid for interest	$77,687	$40,914
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Preferred series C stock deemed dividend	$270,000	$—
Original debt discounts against notes payable	$95,562	$10,204
Original debt discounts against convertible notes payable	$201,388	$610,125
Modification of notes payable	$—	$20,590
Common stock issued in conversion of convertible notes payable	$939,668	$2,411,491
Common stock issued in cashless exercise of warrants	$429,948	$232,834
Common stock issued in conversion of preferred series C stock	$444,000	$—
Accounts receivable netted against notes payable	$—	$28,090
Initial operating lease right-of-use asset and liability	$—	$43,330
Preferred series A stock reclassification from liability to mezzanine equity	$—	$60,398
Property plant and equipment transferred to inventory	$26,669	$19,405
Extinguishment of notes payable	$—	$175,814

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

Our financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2020, consisted of the following:

	Total fair value at September 30, 2020 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
	(restated)			(restated)
Description:
Derivative liability (1)	10,494,416	—	—	10,494,416
Total	10,494,416	—	—	10,494,416

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019, consisted of the following:

	Total fair value at December 31, 2019 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Description:
Derivative liability (1)	10,517,873	—	—	10,517,873
Total	10,517,873	—	—	10,517,873

(1) The Company has estimated the fair value of these liabilities using the Binomial Model.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As September 30, 2020, there were outstanding common share equivalents (options, warrants, convertible notes payable, preferred series A stock and preferred series C stock) which amounted to 425,004,503 (restated) shares of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

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

NOTE 2. GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $33,844,090 (restated) and has negative cash flows from operations. As of September 30, 2020, the Company had a working capital deficit of $13,344,364 (restated). The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	September 30, 2020	December 31, 2019
	(restated)
Balance at the beginning of period	$10,517,873	$322,976
Original discount limited to proceeds of notes	166,000	540,750
Fair value of derivative liabilities in excess of notes proceeds received	804,403	1,653,887
Settlement of derivative instruments	(15,443,000)	(3,258,054)
Change in fair value of embedded conversion option	14,449,140	11,258,314
Balance at the end of the period	$10,494,416	$10,517,873

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

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
	(restated)
Balance, December 31, 2019	413,816,252	0.00053
Adjustment to warrants outstanding	43,154,762	0.00056
Granted	—	—
Cancelled	(197,190,272)	0.00041
Exercised	(9,280,742)	0.00035
Balance, September 30, 2020	250,500,000	0.00055

As at September 30, 2020, the following share purchase warrants were outstanding:

Date	Number	Number		Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable		Price $	Life (Years)	Date	Exercised
	(restated)			(restated)			(restated)
11/28/2018	142,857,143 *	142,857,143	*	0.00035 *	1.16	11/28/2021	$50,000
12/03/2018	500,000	500,000		0.10	3.18	12/03/2023	50,000
03/13/2019	107,142,857 *	107,142,857	*	0.00035 *	3.45	03/13/2024	37,500
	250,500,000	250,500,000					$137,500

*The number of warrants outstanding and exercisable is variable based on adjustments to the exercise price of the warrant due to dilutive issuances.

The Company cancelled 197,190,272 warrants as part of the settlement of a convertible note as described in Note 5(r).

The intrinsic value of warrants outstanding at September 30, 2020 was $11,037,500 (restated).

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

The table below sets forth changes to the unaudited consolidated balance sheet:

	September 30, 2020
	As Previously Reported	Adjustments	As Restated

ASSETS
Total current assets	$713,339	$—	$713,339

Total property and equipment, net	513,567	—	513,567
Total other assets	3,481,372	—	3,481,372

TOTAL ASSETS	4,708,278	—	4,708,278

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	227,859	—	227,859
Accrued expenses – related parties	111,609	—	111,609
Accrued expenses	857,071	—	857,071
Notes payable – related parties	798,214	—	798,214
Notes payable, net	434,344	—	434,344
Convertible notes payable, net	1,134,190	—	1,134,190
Derivative liability	17,066,643	(6,572,227)	10,494,416
Total current liabilities	20,629,930	(6,572,227)	14,057,703

Convertible notes payable, net of current portions and discounts	53,500	—	53,500
TOTAL LIABILITIES	20,683,430	(6,572,227)	14,111,203

TOTAL MEZZANINE EQUITY	308,645	—	308,645

STOCKHOLDERS’ DEFICIT
Common stock	674,938	—	674,938
Additional paid-in capital	23,457,582	—	23,457,582
Accumulated deficit	(40,416,317)	6,572,227	(33,844,090)
	(16,283,797)	6,572,227	(9,711,570)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$4,708,278	$—	$4,708,278

The table below sets forth changes to the unaudited condensed consolidated statements of operations for the three months ended September 30, 2020:

	For the three months ended September 30, 2020
	As Previously Reported	Adjustments	As Restated

REVENUES
Total revenues	$784,088	$—	$784,088

OPERATING EXPENSES
Total operating expenses	776,114	—	776,114

INCOME (LOSS) FROM OPERATIONS	7,974	—	7,974

OTHER INCOME (EXPENSE)
Gain (Loss) on change in fair value of derivative liability	510,219	(453,165)	57,054
Gain (loss) on change in fair value of preferred series A stock liability	—	—	—
Gain on sale of intangible assets	—	—	—
Gain (loss) on settlement of debt	(3,670,393)	—	(3,670,393)
Interest expense	(200,593)	—	(200,593)
Total other income (expense)	(3,360,767)	(453,165)	(3,813,932)

Income (loss) before income taxes	(3,352,793)	(453,165)	(3,805,958)

Income taxes	—	—	—

NET INCOME (LOSS)	(3,352,793)	(453,165)	(3,805,958)
Preferred series C stock deemed dividends	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS’	$(3,352,793)	$(453,165)	$(3,805,958)

Basic and diluted net income (loss) per share	$(0.01)	$—	$(0.01)

Basic and diluted weighted average shares outstanding	608,601,357		608,601,357

The table below sets forth changes to the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2020:

	For the nine months ended September 30, 2020
	As Previously Reported	Adjustments	As Restated

REVENUES
Total revenues	$1,937,442	$—	$1,937,442

OPERATING EXPENSES
Total operating expenses	2,651,016	—	2,651,016

LOSS FROM OPERATIONS	(713,574)	—	(713,574)

OTHER INCOME (EXPENSE)
Loss on change in fair value of derivative liability	(9,877,388)	(5,376,155)	(15,253,543)
Gain (loss) on change in fair value of preferred series A stock liability	—	—	—
Gain on sale of intangible assets	—	—	—
Gain (loss) on settlement of debt	(1,954,854)	11,948,382	9,993,528
Interest expense	(1,094,934)	—	(1,094,934)
Total other income (expense)	(12,927,176)	6,572,227	(6,354,949)

Income (loss) before income taxes	(13,640,750)	6,572,227	(7,068,523)

Income taxes	—	—	—

NET INCOME (LOSS)	(13,640,750)	6,572,227	(7,068,523)
Preferred series C stock deemed dividends	(270,000)	—	(270,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS’	$(13,910,750)	$6,572,227	$(7,338,523)

Basic and diluted net income (loss) per share	$(0.02)	$0.01	$(0.01)

Basic and diluted weighted average shares outstanding	575,094,639		575,094,639

The table below sets forth changes to the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2020:

	For the nine months ended September 30, 2020
	As Previously Reported	Adjustments	As Restated

Cash Flows from Operating Activities
Net loss	$(13,640,750)	$6,572,227	$(7,068,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255,368	—	255,368
Amortization of debt discounts	353,012	—	353,012
Common stock issued for services	527,283	—	527,283
Loss on change in fair value of derivative liability	9,877,388	5,376,155	15,253,543
(Gain) loss on settlement of debt	1,954,854	(11,948,382)	(9,993,528)
Default penalties on convertible notes payable	13,762		13,762
Change in operating assets and liabilities
Accounts receivable	(157,076)	—	(157,076)
Inventory	26,669	—	26,669
Prepaid expenses	(241,764)	—	(241,764)
Other assets	(3,853)	—	(3,853)
Accounts payable	(87,369)	—	(87,369)
Accrued expenses – related party	27,071	—	27,071
Accrued expenses	807,049	—	807,049
Net cash used in operating activities	(288,356)	—	(288,356)

Net cash provided by investing activities	(127,212)	—	(127,212)

Net cash provided by financing activities	509,203	—	509,203

Net change in cash	93,635	—	93,635
Cash and cash equivalents at beginning of period	67,613	—	67,613
Cash and cash equivalents at end of period	$161,248	$—	$161,248

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

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded a net loss of $7,068,523 (restated) for the nine-months ended September 30, 2020 and accumulated losses of $33,844,090 (restated) from inception through September 30, 2020.

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

SUMMARY OF BALANCE SHEET	September 30, 2020	December 31, 2019
	(restated)
Cash and cash equivalents	$161,248	$67,613
Total current assets	713,339	224,738
Total assets	4,708,278	4,374,775
Total liabilities	14,111,203	14,290,486
Accumulated deficit	(33,844,090)	(26,505,567)
Total stockholders’ deficit	$(9,711,570)	$(10,134,356)

At September 30, 2020, the Company recorded a net loss of $7,068,523 (restated) and a working capital deficit of $13,344,364 (restated). While we have recently recorded an increase in the amount of revenues from operations, since inception and we had not established an ongoing source of revenue sufficient to cover our operating costs. During the nine-months ended September 30, 2020 and 2019 we primarily relied upon advances and loans from stockholders and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $161,248 in cash at September 30, 2020, compared to $67,613 in cash at December 31, 2019. We had total liabilities of $14,111,203 (restated) at September 30, 2020 compared to $14,290,486 at December 31, 2019.

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

Results of Operations

Three Months Ended September 30, 2020

SUMMARY OF OPERATIONS	Three-month period ended September 30,
	(Unaudited)
	2020	2019
	(restated)
Revenues	$784,088	$220,033
Total operating expenses	776,114	604,847
Total other income (expense)	(3,813,932)	(5,379,178)
Net loss	(3,805,958)	(5,763,992)
Preferred series C stock deemed dividends	—	—
Net loss attributable to common stockholders’	(3,805,958)	(5,763,992)
Basic and diluted loss per share	$(0.01)	$(0.03)

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

Total other expenses was $3,813,932 (restated) for the 2020 third quarter compared to other expenses of $5,379,178 during the 2019 third quarter. The overall decrease was a result of a decrease in the loss on change in fair value of derivatives during the third quarter of 2020 offset by an increase in loss on settlement of debt.

As a result of the changes described above, net loss decreased to $3,805,958 (restated) during the 2020 third quarter compared to $5,763,992 during the 2019 third quarter.

Nine months Ended September 30, 2020

SUMMARY OF OPERATIONS	Nine months period ended September 30,
	(Unaudited)
	2020	2019
	(restated)
Revenues	$1,937,442	$534,852

Total operating expense	$2,651,016	$1,956,774
Total other expense	$(6,354,949)	$(8,792,540)
Net loss	$(7,068,523)	$(10,214,462)
Preferred series C stock deemed dividends	(270,000)	—
Net loss attributable to common stockholders’	(7,338,523)	(10,214,462)
Basic and diluted loss per share	$(0.01)	$(0.10)

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

Total other expenses decreased to $6,354,949 (restated) for nine months ended September 30, 2020 compared to $8,792,540 during the nine months ended September 30, 2019. The overall decrease was a result of a gain of settlement of debt during the nine months ended September 30, 2020, offset by an increase in loss on change in fair value of derivatives.

As a result of the changes described above, net loss decreased to $7,338,523 (restated) during the nine months ended September 30, 2020 compared to $10,214,462 during the nine months ended September 30, 2019.

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

During the quarter ended September 30, 2020, internal financial controls were not sufficient to detect material events, such as the settled debt and cancelled warrants which occurred in the 2nd Quarter 2020 which resulted in a $7 million liability reduction on the Balance Sheet, whereby creating the restatement of the 10-Q for Quarters 2 and 3 in 2020 and Quarter 1 in 2021, along with the 2020 10-K. The Company has since implemented controls around its financial reporting process that will help prevent future financial oversights from occurring again.

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

PCT LTD

Date: September 9, 2021	By:	/s/ Gary Grieco
Gary Grieco, Chief Executive Officer and Chairman
/s/ Arthur Abraham Arthur Abraham, Chief Financial Officer

