Form 10-Q/A
period 2021-03-31
PCT LTD
filed 2021-09-13
CIK 1119897

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

EXPLANATORY NOTE

Overview

Amendment No. 1 to Form 10-Q/A (this “Form 10-Q/A") amends and restates certain items noted below in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as originally filed with the Securities and Exchange Commission on June 25, 2021 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of an error in the previously reported financial statements related to the accounting for the settlement of certain derivative warrants. See Note 14 to the Condensed Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates only the following financial statements and disclosures that were impacted from the correction of the error:

• Part I, Item 1 – Financial Statements

• Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

• Part I, Item 4 – Controls and Procedures

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing, or modify or update any disclosures that may have been affected by subsequent events.

The Company has also filed an amended Annual Report for the fiscal year ended December 31, 2020 and an amended Quarterly Report for each of the quarterly periods ended June 30, 2020 and September 30, 2020 to restate the previously issued annual and interim financial statements due to the accounting error described above.

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

PCT LTD

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Restated - see
	(Restated - see note 14)	note 14)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,853	$115,196
Accounts receivable, net	198,443	349,526
Inventory	7,029	6,188
Prepaid expenses	192,333	274,736
Other current assets	—	2,110
Total current assets	451,658	747,756

PROPERTY AND EQUIPMENT
Property and equipment, net	346,716	358,719

OTHER ASSETS
Intangible assets, net	3,323,902	3,400,024
Operating lease, right of use asset	110,236	118,385
Deposits	15,226	9,726
Total other assets	3,449,364	3,528,135

TOTAL ASSETS	$4,247,738	$4,634,610

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$231,439	$272,978
Accrued expenses – related parties	80,951	139,280
Accrued expenses	611,155	622,040
Deferred revenue	1,075	1,075
Operating lease liability	36,607	34,965
Notes payable – related parties, net	183,034	789,214
Notes payable, net	413,130	384,380
Convertible notes payable, net	1,935,017	1,554,503
Derivative liability	7,044,319	7,102,801
Total current liabilities	10,536,727	10,901,236

Convertible notes payable, net of current portion and discount	—	53,500
Operating lease liability, net of current portion	77,499	83,420
TOTAL LIABILITIES	10,614,226	11,038,156

MEZZANINE EQUITY
Preferred series A stock, $0.001 par value; 1,000,000 authorized; 500,000 and 500,000 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	60,398	60,398
Preferred series B stock, $0.001 par value; 1,000,000 authorized; 1,000,000 and 1,000,000 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	158,247	158,247
Preferred series C stock, $0.001 par value; 5,500,000 authorized; nil and 490,000 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	40,000
TOTAL MEZZANINE EQUITY	218,645	258,645

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 1,000,000,000 authorized; 758,454,354 and 722,487,846 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	758,454	722,488
Additional paid-in-capital	23,962,053	23,202,933
Accumulated deficit	(31,305,640)	(30,587,612)
TOTAL STOCKHOLDERS’ DEFICIT	(6,585,133)	(6,662,191)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,247,738	$4,634,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(Restated - see note 14)
REVENUES
Product	$89,263	$162,648
Licensing	31,750	7,000
Equipment leases	274,506	102,534
Total Revenues	395,519	272,182

OPERATING EXPENSES
General and administrative	893,451	548,786
Research and development	9,199	—
Costs of product, licensing and equipment leases	52,901	148,850
Depreciation and amortization	88,122	83,021
Total operating expenses	1,043,673	780,657

Loss from operations	(648,154)	(508,475)

OTHER INCOME (EXPENSE)
Gain/(Loss) on change in fair value of derivative liability	(257,919)	(9,294,762)
Gain/(Loss) on settlement of debt	316,401	(44,000)
Interest expense	(178,356)	(434,411)
Misc. income	50,000
Total other income (expense)	(69,874)	(9,773,173)

Loss before income taxes	(718,028)	(10,281,648)

Income taxes	—	—

NET LOSS	$(718,028)	$(10,281,648)
Preferred series C stock deemed dividends	—	(270,000)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS’	$(718,028)	$(10,551,648)

Basic and diluted net loss per share	$(0.00)	$(0.02)

Basic and diluted weighted average shares outstanding	751,832,583	545,843,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 PCT LTD

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Three-Months Ended March 31, 2021 and 2020 (Unaudited)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2019	498,880,300	$498,881	$15,872,330	$(26,505,567)	$(10,134,356)
Common stock issued for services	15,525,000	15,525	103,538	—	119,063
Common stock issued in settlement of debt	250,000	250	7,975	—	8,225
Common stock issued in conversion of convertible notes payable	36,050,000	36,050	360,660	—	396,710
Beneficial conversion feature on preferred series C stock	—	—	270,000	(270,000)	—
Net loss for the three-months ended March 31, 2020	—	—	—	(10,281,648)	(10,281,648)
Balance – March 31, 2020	550,705,300	$550,706	$16,614,503	$(37,057,215)	$(19,892,006)

Balance – December 31, 2020 (restated - see note 14)	722,487,846	$722,488	$23,202,933	$(30,587,612)	$(6,662,191)
Common stock issued for services	2,500,000	2,500	74,276	—	76,776
Common stock issued in settlement of debt, related parties	4,466,508	4,466	648,844	—	653,310
Common stock issued in conversion of convertible notes payable	25,000,000	25,000	—	—	25,000
Conversion of preferred series C stock	4,000,000	4,000	36,000	—	40,000
Net loss for the three-months ended March 31, 2021	—	—	—	(718,028)	(718,028)
Balance – March 31, 2021 (restated - see note 14)	758,454,354	$758,454	$23,962,053	$(31,305,640)	$(6,585,133)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Months Ended March 31,
	2021	2020
	(Restated - see note 14)
Cash Flows from Operating Activities
Net loss	$(718,028)	$(10,281,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,122	83,021
Amortization of debt discount	78,804	73,588
Common stock issued for services	14,027	119,063
Loss on change in fair value of derivative liability	257,919	9,294,762
Amortization of right of use asset	8,149	—
Amortization of prepaid expense	146,465	—
Loss on settlement of debt	(316,401)	44,000
Default penalties on convertible notes	15,172	13,762
Changes in operating assets and liabilities:
Accounts receivable	151,083	(15,745)
Inventory	(841)	26,669
Prepaid expenses	—	33,024
Deposits	(5,500)	(12,027)
Operating lease liability	(4,279)	—
Accrued expenses	(10,885)	377,306
Accrued expenses – related party	13,900	5,430
Accounts payable	(41,639)	44,573
Net cash used in operating activities	(323,932)	(194,222)

Cash Flows from Financing Activities
Proceeds from notes payable	207,575	155,525
Proceeds from notes payable – related parties		3,500
Proceeds from convertible notes payable	555,000	76,000
Proceeds from preferred series C stock subscriptions		270,000
Repayment of convertible notes payable	(218,500)	(8,888)
Repayment of notes payable	(256,486)	(102,414)
Repayment of notes payable – related parties	(25,000)	(12,286)
Net cash provided by financing activities	262,589	381,437

Net change in cash	(61,343)	187,215
Cash and cash equivalents at beginning of period	115,196	67,613
Cash and cash equivalents at end of period	$53,853	$254,828

Supplemental Cash Flow Information
Cash paid for interest	$43,339	$147
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Preferred series C stock deemed dividend	$—	$270,000
Original debt discount against convertible notes	$—	$41,888
Original debt discount against notes payable	$—	$25,068
Common stock issued in conversion of convertible notes payable	$25,000	$396,710

Common stock issued in settlement of debt	$—	$8,225
Property and equipment transferred to inventory	$—	$26,669
Common stock issued for prepaid expenses	$62,750	$—
Preferred series C converted to common stock	$40,000	$—
Common stock issued in settlement of notes payable to related parties	$653,309	$—
Common stock issued in conversion of preferred series C stock	$77,998	$—

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As March 31, 2021, there were outstanding common share equivalents (options, warrants, convertible debt, and preferred series A stock which amounted to 359,763,629 (restated) shares of common stock. These common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has an accumulated deficit of $31,305,640 (restated) and has negative cash flows from operations. As of March 31, 2021, the Company had a working capital deficit of $10,085,069 (restated). The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	March 31, 2021	December 31, 2020
	(restated)	(restated)
Balance at the beginning of period	$7,102,801	$10,517,873
Original discount limited to proceeds of convertible notes	—	166,000
Fair value of derivative liabilities in excess of notes proceeds received	—	1,128,966
Settlement of derivative instruments	(316,401)	(16,824,669)
Change in fair value of embedded conversion option	257,919	12,114,631
Balance at the end of the period	$7,044,319	$7,102,801

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

NOTE 10. WARRANTS

The Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible instruments. The initial fair value of the warrants issued during the period was calculated using the Binomial Model as described in Note 6.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
	(restated)
Balance, December 31, 2020	260,500,000	0.00283
Adjustment to warrants outstanding	—	—
Granted	—	—
Settled	—	—
Balance, March 31, 2021	260,500,000	0.00283

As at March 31, 2021, the following share purchase warrants were outstanding:

Date	Number	Number	Exercise		Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $		Life (Years)	Date	Exercised
	(restated)	(restated)					(restated)
11/28/2018	142,857,143 *	142,857,143 *	0.00035	*	0.66	11/28/2021	$50,000
12/3/2018	500,000	500,000	0.10		2.68	12/3/2023	50,000
3/13/2019	107,142,857 *	107,142,857 *	0.00035	*	2.95	3/13/2024	37,500
8/26/2020	10,000,000	10,000,000	0.06000		4.41	8/26/2025	600,000
	260,500,000	260,500,000					$737,500

*The number of warrants outstanding and exercisable is variable based on adjustments to the exercise price of the warrant due to dilutive issuances.

The intrinsic value of warrants outstanding at March 31, 2021 was $5,912,500 (restated).

NOTE 11. RELATED PARTY TRANSACTIONS

The Company has agreements with related parties for consulting services, accrued rent, accrued interest, notes payable and stock options. See Notes to Financial Statements numbers 6, 8, 9 and 11 for more details.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

NOTE 13. SUBSEQUENT EVENTS

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

NOTE 14. RESTATEMENT

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

The table below sets forth changes to the unaudited consolidated balance sheet:

	March 31, 2021
	As Previously Reported	Adjustments	As Restated

ASSETS
Total current assets	$451,658	$—	$451,658

Total property and equipment, net	346,716	—	346,716
Total other assets	3,449,364	—	3,449,364

TOTAL ASSETS	4,247,738	—	4,247,738

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	231,439	—	231,439
Accrued expenses – related parties	80,951	—	80,951
Accrued expenses	611,155	—	611,155
Deferred revenue	1,075		1,075
Operating lease liability	36,607		36,607
Notes payable – related parties	183,034	—	183,034
Notes payable, net	413,130	—	413,130
Convertible notes payable, net	1,935,017	—	1,935,017
Derivative liability	11,763,555	(4,719,236)	7,044,319
Total current liabilities	15,255,963	(4,719,236)	10,536,727

Operating lease liability, net of current portion	77,499	—	77,499
TOTAL LIABILITIES	15,333,462	(4,719,236)	10,614,226

TOTAL MEZZANINE EQUITY	218,645	—	218,645

STOCKHOLDERS’ DEFICIT
Common stock	758,454	—	758,454
Additional paid-in capital	23,962,053	—	23,962,053
Accumulated deficit	(36,024,876)	4,719,236	(31,305,640)
	(11,304,369)	4,719,236	(6,585,133)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$4,247,738	$—	$4,247,738

The table below sets forth changes to the consolidated balance sheet:

	December 31, 2020
	As Previously Reported	Adjustments	As Restated

ASSETS
Total current assets	$747,756	—	$747,756

Total property and equipment, net	358,719	—	358,719
Total other assets	3,528,135	—	3,528,135

TOTAL ASSETS	4,634,610	—	4,634,610

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	272,978	—	272,978
Accrued expenses – related parties	139,280	—	139,280
Accrued expenses	622,040	—	622,040
Deferred revenue	1,075	—	1,075
Operating lease liability	34,965	—	34,965
Notes payable – related parties	789,214	—	789,214
Notes payable, net	384,380	—	384,380
Convertible notes payable, net	1,554,503	—	1,554,503
Derivative liability	11,429,043	(4,326,242)	7,102,801
Total current liabilities	15,227,478	(4,326,242)	10,901,236

Convertible notes payable, net of current portions and discounts	53,500	—	53,500
Operating lease liability, net of current portion	83,420	—	83,420
TOTAL LIABILITIES	15,364,398	(4,326,242)	11,038,156

TOTAL MEZZANINE EQUITY	258,645	—	258,645

STOCKHOLDERS’ DEFICIT
Common stock	722,488	—	722,488
Additional paid-in capital	23,202,933	—	23,202,933
Accumulated deficit	(34,913,854)	4,326,242	(30,587,612)
	(10,988,433)	4,326,242	(6,662,191)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$4,634,610	—	$4,634,610

The table below sets forth changes to the unaudited condensed consolidated statements of operations for the three months ended March 31, 2021:

	For the three months ended March 31, 2021
	As Previously Reported	Adjustments	As Restated

REVENUES
Total revenues	$395,519	$—	$395,519

OPERATING EXPENSES
Total operating expenses	1,043,673	—	1,043,673

INCOME (LOSS) FROM OPERATIONS	(648,154)	—	(648,154)

OTHER INCOME (EXPENSE)
Loss on change in fair value of derivative liability	(650,913)	392,994	(257,919)
Misc. income	50,000	—	50,000
Gain (loss) on settlement of debt	316,401	—	316,401
Interest expense	(178,356)	—	(178,356)
Total other income (expense)	(462,868)	392,994	(69,874)

Income (loss) before income taxes	(1,111,022)	392,994	(718,028)

Income taxes	—	—	—

NET INCOME (LOSS)	(1,111,022)	392,994	(718,028)
Preferred series C stock deemed dividends	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS’	$(1,111,022)	$392,994	$(718,028)

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	751,832,583		751,832,583

The table below sets forth changes to the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2021:

	For the three months ended March 31, 2021
	As Previously Reported	Adjustments	As Restated

Cash Flows from Operating Activities
Net loss	$(1,111,022)	$392,994	$(718,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,122	—	88,122
Amortization of debt discounts	78,804	—	78,804
Common stock issued for services	14,027	—	14,027
Loss on change in fair value of derivative liability	650,913	(392,994)	257,919
Amortization of right-of-use asset	8,149	—	8,149
Amortization of prepaid expense	146,465	—	146,465
Loss on settlement of debt	(316,401)	—	(316,401)
Default penalties on convertible notes payable	15,172	—	15,172
Change in operating assets and liabilities
Accounts receivable	151,083	—	151,083
Inventory	(841)	—	(841)
Deposits	(5,500)	—	(5,500)
Operating lease liability	(4,279)	—	(4,279)
Accrued expenses	(10,885)	—	(10,885)
Accrued expenses – related party	13,900	—	13,900
Accounts payable	(41,639)	—	(41,639)
Net cash used in operating activities	(323,932)	—	(323,932)

Net cash provided by investing activities	—	—	—

Net cash provided by financing activities	262,589	—	262,589

Net change in cash	(61,343)	—	(61,343)
Cash and cash equivalents at beginning of period	115,196	—	115,196
Cash and cash equivalents at end of period	$53,853	$—	$53,853

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

SUMMARY OF BALANCE SHEET	March 31, 2021	December 31, 2020
Cash and cash equivalents	$53,853	$115,196
Total current assets	451,658	747,756
Total assets	4,247,738	4,634,610
Total liabilities	15,333,462	15,364,398
Accumulated deficit	(36,024,876)	(34,913,854)
Total stockholders’ deficit	$(11,304,369)	$(10,988,433)

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

During the quarter ended March 31, 2021, internal financial controls were not sufficient to detect material events, such as the settled debt and cancelled warrants which occurred in the 2nd Quarter 2020 which resulted in a $7 million liability reduction on the Balance Sheet, whereby creating the restatement of the 10-Q for Quarters 2 and 3 in 2020 and Quarter 1 in 2021, along with the 2020 10-K. The Company has since implemented controls around its financial reporting process that will help prevent future financial oversights from occurring again.

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

PCT LTD

Date: September 13, 2021	By:	/s/ Gary Grieco
Gary Grieco, Chief Executive Officer and Chairman
/s/ Arthur Abraham Arthur Abraham, Chief Financial Officer

