Form 10-Q
period 2021-06-30
PCT LTD
filed 2021-09-24
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the registrant's common stock as of September 23, 2021 was 773,376,229 which does not include 400,267,426 shares of common stock reserved against default on convertible debt and 750,000 shares for vesting of executive shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations, stockholders' equity (deficit), and cash flows for the three and six-month periods ended June 30, 2021 and 2020 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six-month periods ended June 30, 2021 and 2020 are not necessarily indicative of results to be expected for any subsequent period.

PCT LTD

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$154,651	$115,196
Accounts receivable, net	272,372	349,526
Inventory	6,368	6,188
Prepaid expenses	99,286	274,736
Other current assets	5,000	2,110
Total current assets	537,677	747,756

PROPERTY AND EQUIPMENT
Property and equipment, net	315,210	358,719

OTHER ASSETS
Intangible assets, net	3,247,780	3,400,024
Operating lease right-of-use asset	146,311	118,385
Deposits	12,700	9,726
Total other assets	3,406,791	3,528,135

TOTAL ASSETS	$4,259,678	$4,634,610

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$171,938	$272,978
Accrued expenses - related parties	111,527	139,280
Accrued expenses	666,988	622,040
Deferred revenue	1,075	1,075
Current portion of operating lease liability	62,861	34,965
Notes payable - related parties, net	178,034	789,214
Notes payable, net	384,308	384,380
Current portion of convertible notes payable, net	2,196,799	1,554,503
Derivative liability	2,454,631	7,102,801
Total current liabilities	6,228,161	10,901,236

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion and discounts	-	53,500
Operating lease liability, net of current portion	83,450	83,420

TOTAL LIABILITIES	$6,311,611	11,038,156

MEZZANINE EQUITY
Preferred series A stock, $0.001 par value; 1,000,000 authorized; 500,000 and 500,000 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	60,398	60,398
Preferred series B stock, $0.001 par value; 1,000,000 authorized; 1,000,000 and 1,000,000 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	158,247	158,247
Preferred series C stock, $0.001 par value; 5,500,000 authorized; nil and 40,000 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	40,000
TOTAL MEZZANINE EQUITY	218,645	258,645

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 1,000,000,000 authorized; 770,126,229 and 722,487,846 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	770,126	722,488
Additional paid-in-capital	24,193,149	23,202,933
Accumulated deficit	(27,233,853)	(30,587,612)
TOTAL STOCKHOLDERS' DEFICIT	(2,270,578)	(6,662,191)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$4,259,678	$4,634,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Product	$81,596	$582,389	$170,859	$745,037
Licensing	118,025	77,000	149,775	84,000
Equipment leases	269,522	221,783	544,028	324,317
Total Revenues	469,143	881,172	864,662	1,153,354

OPERATING EXPENSES
General and administrative	658,616	592,042	1,552,067	1,140,828
Research and development	5,756	5,000	14,955	5,000
Cost of product, licensing and equipment leases	87,468	415,855	140,369	564,705
Depreciation and amortization	108,606	81,348	196,728	164,369
Total operating expenses	860,446	1,094,245	1,904,119	1,874,902

Loss from operations	(391,303)	(213,073)	(1,039,457)	(721,548)

OTHER INCOME (EXPENSE)
Gain (loss) on change in fair value of derivative liability	1,550,080	(6,015,835)	1,292,161	(15,310,597)
Gain (loss) on settlement of debt	3,011,297	13,707,921	3,327,698	13,663,921
Interest expense	(98,287)	(459,930)	(276,643)	(894,341)
Misc. income	-	-	50,000	-
Total other income (expense)	4,463,090	7,232,156	4,393,216	(2,541,017)

Income (loss) before income taxes	4,071,787	7,019,083	3,353,759	(3,262,565)

Income taxes	-	-	-	-

NET INCOME (LOSS)	$4,071,787	$7,019,083	$3,353,759	$(3,262,565)
Preferred series C stock deemed dividends	-	-	-	(270,000)
NET (INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS'	$4,071,787	$7,019,083	$3,353,759	$(3,532,565)

Basic income (loss) per share	$0.01	$0.01	$0.00	$(0.01)
Diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic weighted average shares outstanding	761,250,542	569,964,666	756,501,281	557,809,456
Diluted weighted average shares outstanding	982,197,398	774,463,424	1,020,426,754	557,809,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 PCT LTD

Condensed Consolidated Statements of Stockholders' Equity (deficit)

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

			Additional		Total Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2019	498,880,300	$498,881	$15,872,330	$(26,505,567)	$(10,134,356)
Common stock issued for services	15,525,000	15,525	103,538	-	119,063
Common stock issued in settlement of debt	250,000	250	7,975	-	8,225
Common stock issued in conversion of convertible notes payable	36,050,000	36,050	360,660	-	396,710
Beneficial conversion feature on preferred series C stock	-	-	270,000	(270,000)	-
Net loss for the three-months ended March 31, 2020	-	-	-	(10,281,648)	(10,281,648)
Balance - March 31, 2020	550,705,300	$550,706	$16,614,503	$(37,057,215)	$(19,892,006)
Common stock issued for cash	4,250,000	4,250	135,750	-	140,000
Common stock issued in settlement of debt	15,000,000	15,000	826,500	-	841,500
Common stock issued in cashless exercise of warrants	9,246,186	9,246	420,702	-	429,948
Common stock issued in conversion of preferred series C stock	5,000,000	5,000	45,000	-	50,000
Stock-based compensation	-	-	14,182	-	14,182
Net loss for the three-months ended June 30, 2020	-	-	-	7,019,083	7,019,083
Balance - June 30, 2020	584,201,486	$584,202	$18,056,637	$(30,038,132)	$(11,397,293)

Balance - December 31, 2020	722,487,846	$722,488	$23,202,933	$(30,587,612)	$(6,662,191)
Common stock issued for services	2,500,000	2,500	74,276	-	76,776
Common stock issued in settlement of debt	4,466,508	4,466	648,844	-	653,310
Common stock issued in conversion of convertible notes payable	25,000,000	25,000	-	-	25,000
Conversion of preferred series C stock	4,000,000	4,000	36,000	-	40,000
Net loss for the three-months ended March 31, 2020	-	-	-	(718,028)	(718,028)
Balance - March 31, 2021	758,454,354	$758,454	$23,962,053	$(31,305,640)	$(6,585,133)
Common stock issued for cash	8,750,000	8,750	166,250	-	175,000
Common stock issued for services	1,000,000	1,000	32,174	-	33,174
Common stock issued in cashless exercise of warrants	1,921,875	1,922	32,672	-	34,594
Net income for the three-months ended June 30, 2021	-	-	-	4,071,787	4,071,787
Balance - June 30, 2021	770,126,229	$770,126	$24,193,149	$(27,233,853)	$(2,270,578)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$3,353,759	$(3,262,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196,728	164,369
Amortization of debt discount	163,471	280,188
Common stock issued for services	194,131	133,245
(Gain) loss on change in fair value of derivative liability	(1,292,161)	15,310,597
Amortization of right of use asset	24,673	-
(Gain) loss on settlement of debt	(3,327,698)	(13,663,921)
Default penalties on convertible notes	15,173	13,762
Changes in operating assets and liabilities:
Accounts receivable	77,154	(207,213)
Inventory	(180)	26,669
Prepaid expenses	91,269	(8,295)
Deposits	(2,974)	-
Other assets	(2,890)	(12,027)
Operating lease liability	(24,673)	-
Accrued expenses	48,448	620,188
Accrued expenses - related party	44,376	13,773
Accounts payable	(101,039)	132,577
Net cash used in operating activities	(542,433)	(458,653)

Cash Flows from Investing Activities
Purchase of equipment	(975)	-
Net cash used for by investing activities	(975)	-

Cash Flows from Financing Activities
Proceeds from notes payable	410,377	155,525
Proceeds from notes payable - related parties	-	3,500
Proceeds from convertible notes payable	920,000	413,000
Proceeds from common stock subscriptions	175,000	140,000
Proceeds from preferred series C stock subscriptions	-	270,000
Repayment of convertible notes payable	(324,335)	(311,888)
Repayment of notes payable	(568,179)	(245,551)
Repayment of notes payable - related parties	(30,000)	(4,286)
Net cash provided by financing activities	582,863	420,300

Net change in cash	39,455	(38,353)
Cash and cash equivalents at beginning of period	115,196	67,613
Cash and cash equivalents at end of period	$154,651	$29,260

Supplemental Cash Flow Information
Cash paid for interest	$43,496	$53,645
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Preferred series C stock deemed dividend	$-	$270,000
Original debt discount against convertible notes	$12,000	$197,888
Original debt discount against notes payable	$174,435	$23,917
Common stock issued for services	$81,740	$-
Common stock issued in conversion of convertible notes payable	$25,000	$396,710
Common stock issued in settlement of notes payable to related parties	$653,310	$-
Common stock issued in cashless exercise of warrants	$34,594	$429,948
Common stock issued in conversion of preferred series C stock	$40,000	$50,000
Property plant and equipment transferred to inventory	$-	$26,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Notes to the Unaudited

Condensed Consolidated Financial Statements

June 30, 2021

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim condensed consolidated financial statements of PCT LTD (the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of our balance sheets, statements of operations, stockholders' equity (deficit), and cash flows for the periods presented. All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2020 audited financial statements as reported in its Form 10-K/A, filed on September 10, 2021.

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

The ultimate impact of the COVID-19 pandemic on the Company's operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on our business, financial condition and results of operations. The significance of the impact of the COVID-19 outbreak on the Company's businesses and the duration for which it may have an impact cannot be determined at this time. At a minimum, the COVID-19 pandemic caused the Company to restrict travel of its personnel and to initiate distributor installations of certain of the Company's equipment, as possible. The Company adapted to the immediate need for its US EPA registered disinfectant at the end of March and beginning of April, 2020, by installing greater storage reserves and by assembling more of its higher-volume equipment to produce the hospital grade disinfectant known as Hydrolyte®. There were hard costs associated with these adaptations to the Little River, SC facility, but the Company continues to benefit from its fluid production capacities over the longer term. As the Federal, state and other restrictions associated with the pandemic have lessened, the Company is able to act more effectively in obtaining new contracts for its healthcare equipment, the Annihilyzer® and other equipment.

Nature of Operations

PCT LTD (formerly Bingham Canyon Corporation, (the "Company," "PCT Ltd," or "Bingham"), a Delaware corporation, was formed on February 27, 1986. The Company changed its domicile to Nevada on August 26, 1998. The Company acquires, develops and provides sustainable, environmentally safe disinfecting, cleaning and tracking technologies. The Company specializes in providing cleaning, sanitizing, and disinfectant fluid solutions and fluid-generating equipment that creates environmentally safe solutions for global sustainability.

Paradigm is located in Little River, SC and was formed June 6, 2012 under the name of EUR-ECA, Ltd. On September 11, 2015, its Board of Directors authorized EUR-ECA Ltd to file with the Nevada Secretary of State to change its name to Paradigm Convergence Technologies Corp. Paradigm is a technology licensing company specializing in environmentally safe solutions for global sustainability. The company holds a patent, intellectual property and/or distribution rights to innovative products and technologies. Paradigm provides innovative products and technologies for eliminating biocidal contamination from water supplies, industrial fluids, hard surfaces, food processing equipment, and medical devices. Paradigm's overall strategy is to market new products and technologies through the use of equipment leasing, joint ventures, licensing, distributor agreements and partnerships.

Effective on February 29, 2018, the Company changed its name from Bingham Canyon Corporation to PCT LTD to more accurately identify the Company's direction and to develop the complimentary relationship and association with its wholly-owned operating company, Paradigm Convergence Technologies Corporation ("Paradigm" or "PCT Corp.").

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 1 of the Notes to the Consolidated Financial Statements in the Company's most recent Form 10-K.

Fair Value Measurements

The Company follows ASC 820, "Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

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

Derivative liabilities are determined based on "Level 3" inputs, which are significant and unobservable and have the lowest priority. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Our financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2021, consisted of the following:

	Total fair value at June 30, 2021 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Description:
Derivative liability (1)	2,454,631	-	-	2,454,631
Total	2,454,631	-	-	2,454,631

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020, consisted of the following:

	Total fair value at December 31, 2020 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Description:
Derivative liability (1)	7,102,801	-	-	7,102,801
Total	7,102,801	-	-	7,102,801

(1) The Company has estimated the fair value of these liabilities using the Binomial Model.

Basic and Diluted Loss Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as options, warrants, convertible notes payable, preferred series A stock and preferred series C stock. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, for the three months and six months ended June 30, 2021, there were outstanding common share equivalents which amounted to 24,637,488 and 25,411,224 shares of common stock, respectively, that were not included in the calculation as their effect is anti-dilutive. For fiscal periods with net losses, these common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

	Three months ended June 30, 2021 $	Three months ended June 30, 2020 $	Six months ended June 30, 2021 $	Six months ended June 30, 2020 $
Numerator:
Net income (loss)	4,071,787	7,019,083	3,353,759	(3,532,565)
(Gain) loss on change in fair value of derivative liability	(1,615,133)	4,463,852	(1,376,157)	-
Gain on settlement of debt	(2,932,588)	(13,794,438)	(3,248,989)	-
Amortization of debt discount	-	176,381	-	-
Interest expense	8,358	52,146	21,866	-
Adjusted net income (loss)	(467,576)	(2,082,976)	(1,249,581)	(3,532,565)

Denominator: Weighted average shares outstanding used in computing net income (loss) per share
Basic	761,250,542	569,964,666	756,501,281	557,809,456

Effect of dilutive warrants	162,292,350	81,681,300	105,465,610	-
Effect of convertible note weighted shares	58,654,505	122,817,458	158,459,863	-
Diluted	982,197,398	774,463,424	1,020,426,754	557,809,456

Net income (loss) per share applicable to common shareholders:
Basic	0.01	0.01	0.00	(0.01)
Diluted	(0.00)	(0.00)	(0.00)	(0.01)

Recent Accounting Pronouncements

ASU 2019-12 amends the requirements related to the accounting for "hybrid" tax regimes. Such regimes are tax jurisdictions that impose the greater of two taxes - one based on income, or one based on items other than income. Although ASC 740 does not apply to taxes based on items other than income, ASC 740-10-15-4(a) originally specified that if there is a tax based on income that is greater than a franchise tax based on capital, only that excess is subject to the guidance in ASC 740. In feedback to the FASB, stakeholders indicated that the guidance on hybrid tax regimes increased the cost and complexity of applying ASC 740, particularly when the tax amount deemed to be a non-income tax was insignificant. Further, such guidance made it more difficult for entities to determine the appropriate tax rate to use when recording deferred taxes.

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

In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815- 40)" ("ASU 2020-06"). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU's amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

NOTE 2. GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $27,233,853 and has negative cash flows from operations. As of June 30, 2021, the Company had a working capital deficit of $5,690,484. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Leasehold improvements	$18,840	$18,840
Machinery and leased equipment	365,483	365,483
Machinery and equipment not yet in service	32,580	32,580
Office equipment and furniture	40,332	39,357
Website	2,760	2,760

Total property and equipment	$459,995	$459,020
Less: Accumulated Depreciation	(144,785)	(100,301)

Property and equipment, net	$315,210	$358,719

Depreciation expense was $44,484 and $12,207 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Patents	$4,505,489	$4,505,489
Technology rights	200,000	200,000
Intangibles, at cost	4,705,489	4,705,489
Less: Accumulated amortization	(1,457,709)	(1,305,465)
Net Carrying Amount	$3,247,780	$3,400,024

Amortization expense was $152,244 and $152,162 for the six months ended June 30, 2021 and 2020, respectively.

Estimated Future Amortization Expense:

$
For year ending December 31, 2021 - remaining	152,244
For year ending December 31, 2022	304,488
For year ending December 31, 2023	304,488
For year ending December 31, 2024	304,488
For year ending December 31, 2025	304,488
Thereafter	1,877,584
Total	3,247,780

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

On October 19, 2020, the Company entered into a building lease with a three-year term and an effective date of November 1, 2020. The lease requires the Company to make payments of $4,500 per month. The Company recognized operating lease expense of $27,000 during the period ended June 30, 2021.

On March 15, 2021, the Company entered into a building lease with a two-year term and an effective date of April 1, 2021. The lease requires the Company to make payments of $2,750 per month.

At June 30, 2021, the weighted average remaining operating lease term was 2.13 years and the weighted average discount rate associated with operating leases was 20.7%.

The components of lease expenses for the six month period ended June 30, 2021 and 2020 were as follows:

	2021 $	2020 $
Total operating lease cost	38,000	-

The following table provides supplemental cashflow and other information related to leases for the six month period ended June 30, 2021 and 2020:

	2021 $	2020 $
Lease payments	83,000	17,940

Supplemental balance sheet information related to leases as of June 30, 2021 and 2020 are as below:

	2021 $	2020 $
Cost	176,213	-
Accumulated amortization	(29,902)	-
Net carrying value	146,311	-

Future minimum lease payments related to lease obligations are as follows as of June 30, 2021:

$
2021	43,500
2022	87,000
2023	50,500
Total minimum lease payments	181,000

Less: amount of lease payments representing effects of discounting	(34,689)

Present value of future minimum lease payments	146,311

Less: current obligations under leases	(62,861)

Lease liabilities, net of current portion	83,450

NOTE 6. Notes Payable

The following tables summarize notes payable as of June 30, 2021 and December 31, 2020:

Type	Original Amount	Origination Date	Maturity Date	Effective Annual Interest Rate	Balance at June 30, 2021	Balance at December 31, 2020
Note Payable **	$25,000	05/08/2017	06/30/2018	0%	$27,500	$27,500
Note Payable **	$8,700	11/15/2018	06/30/2019	10%	$8,700	$8,700
Note Payable **	$118,644	05/05/2020	05/05/2021	8%	$110,644	$110,644
Note Payable (a)	$199,500	10/01/2020	09/28/2021	66%	$45,879	$149,573
Note Payable (b)	$126,000	11/03/2020	04/23/2021	166%	$-	$85,050
Note Payable (c)	$113,980	11/04/2020	03/15/2021	210%	$-	$65,988
Note Payable (d)	$177,800	01/02/2021	07/12/2021	116%	$-	$-
Note Payable (e)**	$111,920	03/09/2021	05/21/2021	220%	$1,399	$-
Note Payable (f)	$29,686	03/09/2021	Demand	34%	$-	$-
Note Payable (g)	$222,400	06/01/2021	Demand	181%	$188,185	$-
Note Payable (h)	$87,000	06/29/2021	Demand	211%	$87,000	$-
Sub-total					$469,307	$447,455
Debt discount					$(84,999)	$(63,075)
Balance, net					$384,308	$384,380
Less current portion					$(384,308)	$(384,380)
Total long-term					$-	$-

** Currently in default

a)	On October 1, 2020, the Company sold future receivables with a non-related party for $199,500, of which $53,250 was loan fees and original issue discount resulting in cash proceeds to the Company of $146,250. The advance is to be repaid through weekly payments of $3,841. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the six months ended June 30, 2021, $23,899 of the discount was amortized to expense, leaving a net note balance of $39,136 (discount balance of $6,743).

b)	On November 3, 2020, the Company sold future receivables with a non-related party for $126,000, of which $39,650 was loan fees and original issue discount resulting in cash proceeds to the Company of $86,350. The advance is to be repaid through $1,050 daily payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the six months ended June 30, 2021, $18,944 of the discount was amortized to expense, and the remaining $85,050 was repaid leaving a note balance of $0.

c)	On November 4, 2020, the Company sold future receivables with a non-related party for $113,980, of which $34,440 was loan fees and original issue discount resulting in cash proceeds to the Company of $79,540. The advance is to be repaid through $5,999 weekly payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the six months ended June 30, 2021, $13,489 of the discount was amortized to expense, and the remaining $65,988 was repaid leaving a note balance of $0.

d)	On January 2, 2021, the Company sold future receivables with a non-related party for $177,800, of which $39,795 was loan fees and original issue discount resulting, and $35,994 was paid to settle the loan described in Note (d) in cash proceeds to the Company of $102,011. The advance is to be repaid through $7,730 weekly payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the six months ended June 30, 2021, $39,795 of the discount was amortized to expense, and the remaining $46,383 was settled through a payment of $43,600 resulting in a gain on settlement of debt and a note balance of $0.

e)	On March 9, 2021, the Company sold future receivables with a non-related party for $111,920, of which $35,120 was loan fees and original issue discount resulting in cash proceeds to the Company of $76,800. The advance is to be repaid through $1,399 weekly payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the six months ended June 30, 2021, $35,120 of the discount was amortized to expense, and $110,521 was repaid leaving a note balance of $1,399.

f)	On March 9, 2021, the Company sold future receivables with a non-related party for $29,686, of which $10,120 was loan fees and original issue discount resulting in cash proceeds to the Company of $19,566. During the six months ended June 30, 2021, $10,120 of the discount was amortized to expense and $29,686 was repaid, leaving a note balance of $0.

g)	On June 1, 2021, the Company sold future receivables with a non-related party for $222,400, of which $8,000 was attributable to loan fees and $62,400 to original issue discount resulting in cash proceeds to the Company of $152,000. The advance is to be repaid through weekly payments of $8,554. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the six months ended June 30, 2021, $19,146 of the discount was amortized to expense, and $34,215 was repaid leaving a net note balance of $136,931 (discount balance of $51,254).

h)	On June 29, 2021, the Company sold future receivables with a non-related party for $87,000, of which $27,000 was loan fees and original issue discount resulting in cash proceeds to the Company of $60,000. During the six months ended June 30, 2021, $0 of the discount was amortized to expense, leaving a net note balance of $60,000 (discount balance of $27,000).

The following table summarizes notes payable, related parties as of June 30, 2021 and December 31, 2020:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at June 30, 2021	Balance at December 31, 2020
Note Payable, RP **	$30,000	04/10/2018	01/15/2019	3%	$-	$30,000
Note Payable, RP **(i)	$380,000	06/20/2018	01/02/2020	8%	$-	$380,000
Note Payable, RP **(j)	$350,000	06/20/2018	01/02/2020	5%	$-	$285,214
Note Payable, RP **	$17,000	06/20/2018	01/02/2020	5%	$17,000	$17,000
Note Payable, RP **	$50,000	07/27/2018	11/30/2018	8%	$50,000	$50,000
Note Payable, RP	$5,000	10/09/2018	Demand	0%	$5,000	$5,000
Note Payable, RP	$5,000	10/19/2018	Demand	0%	$5,000	$5,000
Note Payable, RP **	$15,000	08/16/2019	02/16/2020	8%	$15,000	$15,000
Note Payable, RP	$2,000	02/11/2020	Demand	0%	$2,000	$2,000
Note Payable, RP (j)	$84,034	02/16/2021	Demand	5%	$84,034	$-
Subtotal					$178,034	$789,214
Debt discount					$-	$-
Balance, net					$178,034	$789,214
Less current portion					$(178,034)	$(789,214)
Total long-term					$-	$-

** Currently in default

i)	On February 16, 2021, the Company issued 2,663,299 shares of common stock to settle a June 20, 2018 note payable of $380,000 and accrued interest of $26,153 owed to the current COO and Director of the Company. The Company recognized the fair value of the shares issued of $74,572 and due to the related party nature of the transaction no gain was recognized for the difference between the fair value of the shares and the extinguished debt. The resulting difference was recorded as Additional Paid-in Capital in the amount of $328,919.

j)	On February 16, 2021, the Company issued 1,803,279 shares of common stock to settle $247,270 from a $275,000 note payable dated June 20, 2018, which has a balance of $331,304, including interest, to the current Chairman and CEO of the Company. The Company also agreed to issue a new note for the remaining balance owed to the Chairman and CEO of $84,034, dated February 16, 2021. The note will bear interest at 5% per annum and is due on June 30, 2021. The Company recognized the fair value of the shares issued of $50,492 and due to the related party nature of the transaction no gain was recognized for the difference between the fair value of the shares and the extinguished debt. The resulting difference was recorded as Additional Paid-in Capital in the amount of $194,861.

The following table summarizes convertible notes payable as of June 30, 2021 and December 31, 2020:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at June 30, 2021	Balance at December 31, 2020
Convertible Note Payable* **	$65,000	12/06/2018	12/06/2019	12%	$46	$46
Convertible Note Payable (k)**	$75,000	03/18/2019	12/13/2019	24%	$88,795	$177,795
Convertible Note Payable (l)	$30,000	03/06/2020	03/05/2021	12%	$-	$21,662
Convertible Note Payable (m)* **	$150,000	04/10/2020	04/09/2021	12%	$40,000	$165,000
Convertible Note Payable (n)	$300,000	08/27/2020	07/31/2021	12%	$280,000	$300,000
Convertible Note Payable (o)	$53,500	09/22/2020	03/21/2022	12%	$-	$53,500
Convertible Note Payable (p)	$87,500	09/24/2020	Demand	8%	$15,000	$40,000
Convertible Note Payable (q)	$200,000	10/07/2020	10/06/2021	5%	$200,000	$200,000
Convertible Note Payable (r)	$200,000	10/16/2020	10/15/2021	5%	$200,000	$200,000
Convertible Note Payable (s)	$300,000	11/11/2020	11/10/2021	5%	$300,000	$300,000
Convertible Note Payable (t)	$150,000	12/29/2020	12/28/2021	5%	$150,000	$150,000
Convertible Note Payable (u)	$150,000	01/27/2021	01/27/2022	5%	$150,000	$-
Convertible Note Payable (v)	$128,000	02/22/2021	02/22/2022	12%	$128,000	$-
Convertible Note Payable (w)	$200,000	03/18/2021	03/18/2022	5%	$200,000	$-
Convertible Note Payable (x)	$83,000	03/26/2021	03/26/2022	12%	$83,000	$-
Convertible Note Payable (y)	$43,000	04/05/2021	04/05/2022	12%	$43,000	$-
Convertible Note Payable (z)	$200,000	04/14/2021	04/14/2022	5%	$200,000	$-
Convertible Note Payable (aa)	$128,000	05/03/2021	05/03/2022	12%	$128,000	$-
Subtotal					$2,205,841	$1,608,003
Debt discount					$(9,042)	$-
Balance, net					$2,196,799	$1,608,003
Less current portion					$(2,196,799)	$(1,554,503)

* Embedded conversion feature accounted for as a derivative liability at period end ** Currently in default

k)	During the six months ended June 30, 2021, the Company repaid $89,000 of the convertible note payable.

l)	On May 7, 2021, the Company deemed in the best interest to settle the convertible debt with a non-related party and allow for the cashless exercise to purchase 1,921,875 shares of the Company's common stock at the rate of $0.032 per share. In addition, the non-related party shall release 60,072,853 shares to the agreed upon payment terms of $36,994 cash. During the six months ended June 30, 2021, the Company incurred additional default penalties of $15,174 on the convertible note and settled the outstanding debt of $36,836 and accrued interest of $3,657 through a cash payment of $36,994 and the cashless exercise to purchase 1,921,875 shares of the Company's common stock with a fair value of $34,594 resulting in a loss on settlement of debt of $31,095.

m)

On April 10, 2020, the Company entered into a convertible promissory note with a non-related party for $150,000, of which $18,000 was an original issue discount resulting in cash proceeds to the Company of $132,000. The note is due on April 9, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. The Note may be converted by the Lender at any time into shares of Company's common stock at a conversion price equal to 65% of the lowest trading price during the 25-trading day period prior to the conversion date. Further, if at any time the stock price is less than $0.30, an additional 20% discount is applied and if at any time the conversion price is less than $0.01 an additional 10% is applied. Further, an additional 15% is applied if the Company fails to comply with its reporting requirements. During the period, all these additional discounts were triggered.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $507,847 and resulted in a discount to the note payable of $132,000 and an initial derivative expense of $375,847. During the year ended December 31, 2020, the Company incurred $15,000 of penalties which increased the principal amount of the note to $165,000. During the six months ended June 30, 2021, the Company repaid $125,000 of the note, leaving a note balance of $40,000.

n)	During the six months ended June 30, 2021, the Company repaid $20,000 of the note, leaving a note balance of $280,000.

o)	On September 22, 2020, the Company entered into a convertible promissory note with a non-related party for $53,500, of which $3,500 was an original issue discount resulting in cash proceeds to the Company of $50,000. The note is due on March 21, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. During the six months ended June 30, 2021 the Company repaid the $53,500 note as well as $25,882 of interest and prepayment penalties. As the note was repaid prior to becoming convertible no derivative liability was recognized.

p)	During the six months ended June 30, 2021 the Company issued 25,000,000 common shares upon the conversion of $25,000 of the convertible note payable, leaving a note balance of $15,000.

q)	On October 7, 2020, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on October 6, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price of $0.20. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging.

r)	On October 16, 2020, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on October 15, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price of $0.20. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging.

s)	On November 11, 2020, the Company entered into a convertible promissory note with a non-related party for $300,000. The note is due on November 10, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price of $0.15. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging.

t)	On December 29, 2020, the Company entered into a convertible promissory note with a non-related party for $150,000. The note is due on December 28, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price of $0.10. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging.

u)	On January 27, 2021, the Company entered into a convertible promissory note with a non-related party for $150,000. The note is due on January 26, 2022 and bears interest on the unpaid principal balance at a rate of 5% per annum. The note may be converted by the lender at any time before 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to $0.10. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging.

v)	On February 22, 2021, the Company entered into a convertible promissory note with a non-related party for $128,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $125,000. The note is due on February 22, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. As the note is not convertible until 180 days following issuance, no derivative liability was recognized as of June 30, 2021.

w)	On March 18, 2021, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on March 17, 2022 and bears interest on the unpaid principal balance at a rate of 5% per annum. The note may be converted by the lender at any time before 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to $0.10. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. As the note is not convertible until 180 days following issuance, no derivative liability was recognized as of June 30, 2021.

x)	On March 26, 2021, the Company entered into a convertible promissory note with a non-related party for $83,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $80,000. The note is due on March 24, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. As the note is not convertible until 180 days following issuance, no derivative liability was recognized as of June 30, 2021.

y)	On April 5, 2021, the Company entered into a convertible promissory note with a non-related party for $43,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $40,000. The note is due on April 5, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. As the note is not convertible until 180 days following issuance, no derivative liability was recognized as of June 30, 2021.

z)	On April 14, 2021, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on April 14, 2022 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price of $0.10. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. As the note is not convertible until 180 days following issuance, no derivative liability was recognized as of June 30, 2021.

aa)	On May 3, 2021, the Company entered into a convertible promissory note with a non-related party for $128,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $125,000. The note is due on May 3, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. As the note is not convertible until 180 days following issuance, no derivative liability was recognized as of June 30, 2021.

NOTE 7. DERIVATIVE LIABILITIES

The embedded conversion option of (1) the convertible notes payable described in Note 6; and (2) warrants; contain conversion features that qualify for embedded derivative classification. The fair value of the liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

Upon the issuance of the convertible notes payable described in Note 6, the Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible notes, warrants and options. The Company elected to reclassify contracts from equity with the earliest inception date first. As a result, none of the Company's previously outstanding convertible instruments qualified for derivative reclassification, however, any convertible securities issued after the election, including the warrants described in Note 10, qualified for derivative classification. The Company reassesses the classification of the instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities.

	June 30, 2021	December 31, 2020
Balance at the beginning of period	$7,102,801	$10,517,873
Original discount limited to proceeds of notes	-	166,000
Settlement of derivative instruments	(3,356,009)	(16,824,669)
Change in fair value of embedded conversion option	(1,292,161)	13,243,597
Balance at the end of the period	$2,454,631	$7,102,801

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At June 30, 2021	116-262%	0.04-0.92%	0%	0.56-4.41

The Company uses Level 3 inputs for its valuation methodology for the preferred series A stock liability as their fair values were determined by using the Binomial Model based on various assumptions.

NOTE 8. STOCKHOLDERS' DEFICIT

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

On December 1, 2018, the Company's Board of Directors authorized an offering for 1,000,000 Preferred Series "A" stock at $0.10 per share and with 100% regular or cashless exercise at $0.10 per share of common stock warrant coverage. At December 31, 2018, the Company received $60,000 of subscriptions for the issuance of 600,000 shares of Preferred Series "A" stock to three accredited investors who are related parties. The Company was unable to issue the subscriber the preferred shares until the Company filed a Certificate of Designation and the Preferred Series "A" stock has been duly validly authorized. Resulting in a preferred stock liability related to the Company's commitment to issue shares of Series A stock upon the designation.

On April 12, 2019, the Company filed a Certificate of Designation with the Nevada Secretary of State designating 1,000,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock. The principal terms of the Series A Preferred Shares are as follows:

Issue Price

The stated price for the Series A Preferred shall be $0.10 per share.

Redemption

This Company may at any time following the first anniversary date of issuance (the "Redemption Date"), at the option of the Board of Directors, redeem in whole or in part the Shares by paying in cash in exchange for the Shares to be redeemed a price equal to the Original Series A Issue Price ($0.10) (the "Redemption Price"). Any redemption affected pursuant to this provision shall be made on a pro rata basis among the holders of the Shares in proportion to the number of the shares then held by them.

Dividends

None.

Preference of Liquidation

In the event of any liquidation, dissolution or winding up of the Company, the holders of Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Company, to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of (i) $0.10 for each outstanding Share (the "Original Series A Issue Price") and (ii) an amount equal to 6% of the Original Series A Issue Price for each 12 months that has passed since the date of issuance of any Shares (such amount being referred to herein as the "Premium").

For purposes of this provision, a liquidation, dissolution or winding up of this Company shall be deemed to be occasioned by, or to include, (A) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation but, excluding any merger effected exclusively for the purpose of changing the domicile of the Company); or (B) a sale of all or substantially all of the assets of the Company; unless the Company's stockholders of record as constituted immediately prior to such acquisition or sale will, immediately after such acquisition or sale (by virtue of securities issued as consideration for the Company's acquisition or sale or otherwise), hold at least 50% of the voting power of the surviving or acquiring entity.

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
3)	If there is no active public market, the value shall be the fair market value thereof, as mutually determined by the Company and the holders of at least a majority of the voting power of all then outstanding shares of Preferred Stock.
B.	The method of valuation of securities subject to investment letter or other restrictions on free marketability (other than restrictions arising solely by virtue of a stockholder's status as an affiliate or former affiliate) shall be to make an appropriate discount from the market value determined as above in (A) (1), (2) or (3) to reflect the approximate fair market value thereof, as mutually determined by the Company and the holders of at least a majority of the voting power of all then outstanding shares of such Preferred Stock:

Voting

The holder of each Share shall not have any voting rights, except in the case of voting on a change in the preferences of Shares.

Conversion

Each Share shall be convertible into shares of the Company's Common Stock at a price per share of $0.10 (1 Share converts into 1 share of Common Stock), at the option of the holder thereof, at any time following the date of issuance of such Share and on or prior to the fifth day prior to the Redemption Date, if any, as may have been fixed in any Redemption Notice with respect to the Shares, at the office of this Company or any transfer agent for such stock. Each Share shall automatically be converted into shares of Common Stock on the first day of the thirty-sixth (36th) month following the original issue date of the shares at the Conversion Price per share.

The Company was unable to issue the subscribers the preferred shares until the Company filed a Certificate of Designation and the Preferred Series "A" stock had been duly validly authorized. As the Company had not filed the Certificate of Designation and as the Company could not issue the preferred shares to settle the proceeds received, it was determined the subscriptions were settleable in cash. As a result, the Company classified the subscriptions received as a liability in accordance with ASC 480 Distinguishing Liabilities from Equity. The filing of the Certificate of Designation and issuance of the preferred shares resulted in the reclassification of the Series A Preferred Shares from a liability to temporary equity or "mezzanine" because the preferred shares include the liquidation preferences described above. The fair value of the preferred series A stock on April 12, 2019 was $60,398 and was valued by using the Binomial Model based on various assumptions and was reclassified from a liability to mezzanine equity.

As of June 30, 2021, and December 31, 2020, there were 500,000 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

Series B Preferred Shares

Effective August 13, 2019, the Company filed a Certificate of Designation with the Nevada Secretary of State thereby designating 1,000,000 shares of its authorized preferred stock as Series B -Preferred Stock. The principal terms of the Series B Preferred Shares are as follows:

Voting Rights

Holders of the Series B Preferred Stock shall be entitled to cast five hundred (500) votes for each share held of the Series B Preferred Stock on all matters presented to the stockholders of the Corporation for stockholder vote which shall vote along with holders of the Corporation's Common Stock on such matters.

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
e)	amend the Corporation's Articles of Incorporation or bylaws.

Dividends

None.

Preference of Liquidation

None

Upon designation, the Company issued 500,000 shares of the Series B preferred stock to each of its current CEO/Chairman and COO/Director (1,000,000 shares in total) pursuant to their employment agreements. As the Series B Preferred Shares represent share-based payments that are not classified as liabilities but that could require the employer to redeem the equity instruments for cash or other assets, the Company classified the initial redemption amount of the shares of $158,247 as temporary equity or "mezzanine".

As of June 30, 2021, and December 31, 2020, there were 1,000,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

Conversion Rights

Each Share shall be convertible into shares of the Company's Common Stock at a price per share of $0.01 (1 Share converts into 100 shares of Common Stock) (the "Conversion Price"), at the option of the holder thereof, at any time following the date of issuance of such Share and on or prior to the fifth (5th) day prior to the redemption Date, if any, as may have been fixed in any redemption notice with respect to the Shares, at the office of this Company or any transfer agent for such stock.

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
e)	amend the Company's Articles of Incorporation or bylaws.

Other Rights

There are no other rights, privileges or preferences attendant or relating to in any way the Shares, including by way of illustration but not limitation, those concerning dividend, ranking, other conversion, other redemption, participation or anti-dilution rights or preferences.

As conversion of the Series C Preferred Shares is not within the control of the Company, and it is not certain that the Company could satisfy its obligation to deliver shares upon conversion, the Series C Preferred Shares were classified in temporary equity or "mezzanine".

At December 31, 2020, there were 40,000 Series C Preferred Shares issued and outstanding, valued at $1 per share or $40,000.

On February 15, 2021, 40,000 shares of preferred series C stock was converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 4,000,000 shares of common stock. At June 30, 2021, no Series C Preferred Shares were outstanding.

Common Stock

Effective March 23, 2018, the Company amended the Articles of Incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 100,000,000 to 300,000,000 shares. Effective October 4, 2019, the Company amended the Articles of Incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 300,000,000 to 1,000,000,000 shares. The number of shares outstanding of the registrant's common stock as of June 30, 2021 and December 31, 2020 was 770,126,229 and 722,487,846, respectively.

On January 4, 2021, the Company issued 25,000,000 common shares to settle a convertible note described in Note 6(p), with a remaining balance of $40,000.

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

On March 1, 2021, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide advisory services through May 31, 2021 in consideration of 2,500,000 shares of common stock. The fair value of the common stock was $62,750 which has been recognized in consulting expense during the six months ended June 30, 2021.

On May 7, 2021, the Company issued 1,921,875 common shares pursuant to a cashless exercise of warrants as described in Note 6(l).

On May 27, 2021, the Company issued 1,000,000 common shares pursuant to an employment agreement dated May 5, 2021 with an officer of the Company. The fair value of the common stock was $18,990.

On June 2, 2021, the Company issued 3,750,000 common shares for cash proceeds of $75,000.

On June 30, 2021, the Company issued 5,000,000 common shares for cash proceeds of $100,000.

NOTE 9. STOCK OPTIONS

Below is a table summarizing the options issued and outstanding as of June 30, 2021:

	Number of options	Weighted average exercise price $
Balance, December 31, 2020	200,000	2.00
Granted	-	-
Expired	-	-
Settled	-	-
Balance, June 30, 2021	200,000	2.00

As at June 30, 2020, the following share stock options were outstanding:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
01/26/2017	200,000	200,000	2.00	0.58	01/26/2022	400,000
	200,000	200,000				$400,000

The weighted average exercise prices are $2.00 for the options outstanding and exercisable, respectively. The intrinsic value of stock options outstanding at June 30, 2021 was $nil.

NOTE 10. WARRANTS

The Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible instruments. The initial fair value of the warrants issued during the period was calculated using the Binomial Model as described in Note 6.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2020	260,500,000	0.00283
Granted	-	-
Exercised	(142,857,143)	0.00035
Settled	-	-
Balance, June 30, 2021	117,642,857	0.00584

As at June 30, 2021, the following share purchase warrants were outstanding:

Date	Number	Number	Exercise		Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $		Life (Years)	Date	Exercised
12/3/2018	500,000	500,000	0.10		2.43	12/3/2023	50,000
03/13/2019	107,142,857	107,142,857	0.00035	*	2.70	03/13/2024	37,500
8/26/2020	10,000,000	10,000,000	0.06	*	4.16	8/26/2025	600,000
	117,642,857	117,642,857					$687,500

*The number of warrants outstanding and exercisable is variable based on adjustments to the exercise price of the warrant due to dilutive issuances.

The intrinsic value of warrants outstanding at June 30, 2021 was $1,805,357.

NOTE 11. RELATED PARTY TRANSACTIONS

The Company has agreements with related parties for consulting services, accrued rent, accrued interest, notes payable and stock options. See Notes to Financial Statements numbers 6, 8, 9 and 12 for more details.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Consulting Agreements -

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

Employment Agreements -

On May 5, 2021, the Company entered into an employment agreement with a recently appointed officer, for an initial term of three years. The terms of the contract call for an annual salary of $70,000 and the issuance of 1,000,000 shares of common stock. The fair value of the common stock was $18,990. On July 16, 2021, the officer resigned.

Other Obligations and Commitments -

No new obligation or commitments during the period ending June 30, 2021.

NOTE 13. SUBSEQUENT EVENTS

On July 6, 2021, the Company settled the outstanding principal and accrued interest on a convertible note payable through a cash payment of $55,270.

On July 30, 2021, the Company accepted the resignations of William Prince (President) and Marion Sofield (Investor Relations). Two million shares were issued to William Prince and One Million shares issued to Marion Sofield.

On August 2, 2021, the Company appointed Arthur E. Abraham, as Director to PCT LTD Board of Directors, replacing William Prince.

On August 12, 2021, the Company settled the outstanding principal and accrued interest on a convertible note payable through a cash payment of $179,000.

On August 16, 2021, the Company settled the remaining outstanding principal on a convertible note payable of $88,795 and accrued interest through a cash payment of $21,000. In conjunction with the debt payment, 8,000,000 shares were issued on 9/1/21. As part of the settlement, the holders of 107,142,857 warrants have agreed to cancel said warrants once the Company is no longer delinquent with its filings with the SEC.

On September 16, 2021, the Company settled the outstanding principal and accrued interest on a convertible note payable through a cash payment of $122,694.

FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in this Quarterly Report on Form 10-Q, future Quarterly Reports on Form 10-Q, our Annual Report on Form 10-K and Current Reports on Form 8-K.

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

In this form 10-Q references to "PCT LTD", "the Company", "we," "us," "our" and similar terms refer to PCT LTD and its wholly owned operating subsidiary, Paradigm Convergence Technologies Corporation ("Paradigm").

COVID-19

The current and potential effects of coronavirus may impact our business, results of operations and financial condition.

Actual or threatened epidemics, pandemics, outbreaks, or other public health crises could materially and adversely impact or disrupt our operations, adversely affect the local economies where we operate and negatively impact our customers' spending in the impacted regions or depending upon the severity, globally, which could materially and adversely impact our business, results of operations and financial condition. For example, since December 2019, a strain of novel coronavirus (causing "COVD-19") surfaced in China and has spread into the United States, Europe and most other countries of the world, resulting in certain supply chain disruptions, volatilities in the stock market, lower oil and other commodity prices due to diminished demand, massive unemployment, and lockdown on international travels, all of which has had an adverse impact on the global economy. There is significant uncertainty around the breadth and duration of the business disruptions related to COVID-19, as well as its impact on the U.S. economy. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could adversely affect our ability to adequately staff and manage our business. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain, rapidly changing and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

On August 31, 2016, PCT LTD entered into a Securities Exchange Agreement (the "Exchange Agreement") with Paradigm Convergence Technologies Corporation, a Nevada corporation ("Paradigm"). Pursuant to the terms of the Exchange Agreement, Paradigm became the wholly owned subsidiary of PCT LTD after the exchange transaction. PCT LTD is a holding company, which through Paradigm is engaged in the business of marketing new products and technologies through licensing and joint ventures.

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded a net income of $3,353,759 for the six months ended June 30, 2021 and accumulated losses of $27,233,853 from inception through June 30, 2021.

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

The expected costs for the next twelve months include:

•	continuation of commercial launch of non-toxic sanitizing, disinfecting and sterilizing products and technologies with a strong emphasis on health care facilities, including hospitals, nursing homes, assisted living facilities, clinics and medical, dental and veterinarian offices;

•	continued research and development on product generation units including those designed for on-site deployment at customers' facilities;

•	accelerated research and development and initial commercialization on applications of the products in the agricultural sector, most specifically with respect to abatement of a specific crop disease crisis caused by a bacterium in the U.S. and elsewhere;

•	acquiring available complementary technology rights;

•	payment of short-term debt;

•	hiring of additional personnel in 2021; and

•	general and administrative operating costs.

Management projects these costs to total approximately $2,400,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements. Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions, management believes that the Company expects to be covering its fixed operating expenses ("burn rate") by the end of the first quarter of 2022.

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

SUMMARY OF BALANCE SHEET	June 30, 2021	December 31, 2020
Cash and cash equivalents	$154,651	$115,196
Total current assets	537,677	747,756
Total assets	4,259,678	4,634,610
Total liabilities	6,311,611	11,038,156
Accumulated deficit	(27,233,853)	(30,587,612)
Total stockholders' deficit	$(2,270,578)	$(6,662,191)

At June 30, 2021, The Company recorded a net income of $3,353,759 and has a working capital deficit of $5,690,484. While we have recently recorded an increase in the amount of revenues from operations since inception and we had not established an ongoing source of revenue sufficient to cover our operating costs. During the six months ended June 30, 2021 and 2020 we primarily relied upon advances and loans from stockholders and third parties to fund our operations. The Company has relied on raising debt and equity capital to fund its ongoing day-to-day operations and its corporate overhead. We had $154,651 in cash at June 30, 2021, compared to $115,196 in cash at December 31, 2020. We had total liabilities of $6,311,611 at June 30, 2021 compared to $11,038,156 at December 31, 2020.

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

Commitments and Obligations

At June 30, 2021 the Company recorded notes payable totaling approximately $2,759,141 (related, non-related and convertible, net of debt discount) compared to notes payable totaling $2,781,597 (related, non-related and convertible, net of debt discount) at December 31, 2020. These notes payable represent cash advances received and expenses paid from third parties and related parties. All notes payable carry effective interest from 0% to 220% and are due ranging from on demand to May 3, 2022.

The Company headquarters and operation is located in Little River, South Carolina. The Company re-negotiated an annual lease on the Little River, SC facility for $7,500 per month, retroactive to July 1, 2020, which is renewable for an additional four years (with a 2% increase annually). Effective July 1, 2021 through June 30, 2022, the monthly lease payment is $7,650. The Company added a three-year lease for 9,600 sf. of warehouse space in Fort Wayne, Indiana on November 1, 2020, for $4,500/month. Effective March 15, 2021, the Company entered into a 2-year lease for additional office space in Little River, SC, for $2,750 per month.

Results of Operations

Three Months Ended June 30, 2021

SUMMARY OF OPERATIONS	Three-month period ended June 30,
	(Unaudited)
	2021	2020
Revenues	$469,143	$881,172
Total operating expenses	860,446	1,094,245
Total other income (expense)	4,463,090	7,232,156
Net income	4,071,787	7,019,083
Net income attributable to common stockholders'	4071,787	7,019,083
Basic income per share	$0.01	$0.01
Diluted income (loss) per share	$(0.00)	$(0.00)

Revenues decreased to $469,143 for the three months ended June 30, 2021 (the "2021 second quarter") compared to $881,172 for the three months ended June 30, 2020 (the "2020 second quarter"). The revenue decrease for the period was due to the decreased volume of fluids sold, as a result of the decreased need for an effective US EPA-registered disinfectant as the country came out of the COVID-19 pandemic.

Total operating expenses decreased to $860,446 during the 2021 second quarter compared to $1,094,245 during the 2020 second quarter. The decrease during the second quarter of 2021 was primarily due to a decrease in cost of product, licensing, and equipment leases associated with decreased revenue.

General and administrative expenses increased to $658,616 for the 2021 second quarter compared to $592,042 during the 2020 second quarter. The increase during the second quarter of 2021 was primarily due to stock based compensation for consulting services.

Depreciation and amortization expenses increased to $108,606 during the 2021 second quarter compared to $81,348 during the 2020 second quarter.

Total other income was $4,463,090 for the 2021 second quarter compared to other income of $7,232,156 during the 2020 second quarter. The overall change was a result of a decrease in gain on settlement of debt of $10,696,624 and an increase in the gain on change in fair value of derivatives of $7,565,915 during the second quarter of 2021.

As a result of the changes described above, net income decreased to $4,071,787 during the 2021 second quarter compared to $7,019,083 during the 2020 second quarter.

Six Months Ended June 30, 2021

SUMMARY OF OPERATIONS	Six-month period ended June 30,
	(Unaudited)
	2021	2020
Revenues	$864,662	$1,153,354
Total operating expense	$1,904,119	$1,874,902
Total other income (expense)	$4,393,216	$(2,541,017)
Net income (loss)	$3,353,759	$(3,262,565)
Preferred series C stock deemed dividends	-	(270,000)
Net income (loss) attributable to common stockholders'	$3,353,759	(3,532,565)
Basic income (loss) per share	$0.00	$(0.01)
Diluted income (loss) per share	$(0.00)	$(0.01)

Revenues decreased to $864,662 for the six months ended June 30, 2021 compared to $1,153,354 for the six months ended June 30, 2020. The revenue decrease for the period was due to the decreased volume of fluids sold as a result of the country coming out of the COVID-19 pandemic.

Total operating expenses increased to $1,904,119 during the six months ended June 30, 2021 compared to $1,874,902 during the six months ended June 30, 2020. The increase during the period was primarily due to stock based compensation for consulting services.

General and administrative expenses increased to $1,552,067 for the six months ended June 30, 2021 compared to $1,140,828 during the six months ended June 30, 2020. General and administrative expenses increased due to salaries and wages, professional and accounting fees.

Depreciation and amortization expenses increased to $196,728 during the six months ended June 30, 2021 compared to $164,369 during the six months ended June 30, 2020.

Total other income increased to $4,393,216 for the six months ended June 30, 2021 compared to $2,541,017 of other expenses during the six months ended June 30, 2020. The overall increase in income was a result of a decrease in gain on the settlement of debt of $10,336,223 offset by the gain in the fair value of derivatives of $16,602,758 during the second quarter of 2021.

As a result of the changes described above, a net income of $3,353,759 was realized during the six months ended June 30, 2021 compared to a net loss of $3,262,565 during the six months ended June 30, 2020.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Gary Grieco, our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rule and forms; and (ii) accumulated and communicated to our principal executive officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may become involved in various routine legal proceedings incidental to our business. To our knowledge there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

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

On June 24, 2020, 50,000 shares of preferred series C stock were converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 5,000,000 shares of common stock.

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

On August 11, 2020, 75,000 shares of preferred series C stock were converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 7,500,000 shares of common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have entered into a number of promissory notes, some of which are in default as of June 30, 2021, or went into default before the filing of this Quarterly Report (See Note 6 to the financial statements).

A significant portion of our current debt is in default, which may subject us to litigation by the debt holders.

As of June 30, 2021, we had cash and cash equivalents of $154,651 and had a significant amount of short-term debt in default. Management's plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company. To date, the main source of funding has been through the issuance of convertible notes with provisions that allow the holder to convert the debt and accrued and unpaid interest at substantial discounts to the trading price of our common stock. The effect of the conversions in the year ended December 31, 2020 and the period ended June 30, 2021 for the convertible notes has been to substantially dilute existing holders of common stock of our Company. However, there is no assurance that management will be successful in being able to continue to obtain additional funding or defend potential litigation by note holders.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation, as currently in effect (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed April 13, 2018)
3.1	Amended Articles of Incorporation increasing authorized shares (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
3(ii)	Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed April 13, 2018)
4.1	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed on September 16, 2019)
4.2	Certificate of Designation of Series B - Super Voting Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed on September 16, 2019)
4.3	Certificate of Designation of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
4.4	Power Up Note dated June 5, 2018 (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed August 20, 2018)
4.5	Second Power Up Note dated July 25, 2018 (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed August 20, 2018)
4.6	Third Power Up Note dated August 27, 2018 (Incorporated by reference to Exhibit 4.3 of Form 10-Q, filed November 21, 2019)
4.7	Fourth Power Up Note dated December 5, 2018 (Incorporated by reference to Exhibit 4.6 of Form 10-Q, filed on September 16, 2019)
4.8	Fifth Power Up Note dated January 15, 2019 (Incorporated by reference to Exhibit 4.7 of Form 10-Q, filed on September 16, 2019)
4.9	Sixth Power Up Note dated February 22, 2019 (Incorporated by reference to Exhibit 4.8 of Form 10-Q, filed on September 16, 2019)
4.10	GS Capital Note dated January 16, 2019 (Incorporated by reference to Exhibit 4.9 of Form 10-Q, filed on September 16, 2019)
4.11	JSJ Note dated January 22, 2019 (Incorporated by reference to Exhibit 4.10 of Form 10-Q, filed on September 16, 2019)
4.12	EMA Note dated January 22, 2019 (Incorporated by reference to Exhibit 4.11 of Form 10-Q, filed on September 16, 2019)
4.13	Adar Note dated February 20, 2019 (Incorporated by reference to Exhibit 4.12 of Form 10-Q, filed on September 16, 2019)
4.14	Peak One Note dated February 21, 2019 (Incorporated by reference to Exhibit 4.13 of Form 10-Q, filed on September 16, 2019)
4.15	Auctus Note dated March 13, 2019 (Incorporated by reference to Exhibit 4.14 of Form 10-Q, filed on September 16, 2019)
4.16	Peak One Opportunity Fund Note dated September 16, 2019 (Incorporated by reference to Exhibit 4.16 of Form 10-Q, filed on August 14, 2020)
4.17	Power-Up #8 Note dated October 8, 2019 (Incorporated by reference to Exhibit 4.17 of Form 10-Q, filed on August 14, 2020)
4.18	Power-Up #9 Note dated October 31, 2019 (Incorporated by reference to Exhibit 4.18 of Form 10-Q, filed on August 14, 2020)
4.19	Power-Up #10 Note dated March 2, 2020 (Incorporated by reference to Exhibit 4.19 of Form 10-Q, filed on August 14, 2020)
4.20	TFK Investments Note dated April 10, 2020 (Incorporated by reference to Exhibit 4.20 of Form 10-Q, filed on August 14, 2020)
4.21	Power-Up #11 Note dated April 16, 2020 (Incorporated by reference to Exhibit 4.21 of Form 10-Q, filed on August 14, 2020)
4.22	Herschbach 2005 Trust Consolidated Note dated May 5, 2020 (Incorporated by reference to Exhibit 4.22 of Form 10-Q, filed on August 14, 2020)
4.23	Power-Up #12 Note dated May 12, 2020 (Incorporated by reference to Exhibit 4.23 of Form 10-Q, filed on August 14, 2020)
4.24	Digital Ally Note dated July 7, 2020 (Incorporated by reference to Exhibit 4.24 of Form 10-Q, filed on August 14, 2020)
4.25	Reserve Capital Management Note dated July 15, 2020 (Incorporated by reference to Exhibit 4.25 of Form 10-Q, filed on August 14, 2020)
10.1	Agreement with Annihilyzer, Inc. dated November 29, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed April 20, 2017)
10.2	Amendment to Agreement with Annihilyzer, Inc. dated April 6, 2017 (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed April 20, 2017)
10.3	Read Consolidated Promissory Note dated September 27, 2017 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed October 4, 2017)
10.4†	Paris Employment Agreement (Incorporated by reference to Exhibit 10.5 of Form 10-Q, filed November 14, 2017)
10.5	Strategic Planning Services Agreement dated March 15, 2018
10.6	Power Up Agreement dated June 5, 2018 (Included in Exhibit 4.1, which is incorporated by reference to Exhibit 4.1 of Form 10-Q, filed August 20, 2018)
10.7	Second Power Up Agreement dated July 25, 2018 (Included in Exhibit 4.2, which is incorporated by reference to Exhibit 4.2 of Form 10-Q, filed August 20, 2018
10.8	Third Power Up Agreement dated August 27, 2018 (Included in Exhibit 4.3, which is incorporated by reference to Exhibit 4.3 of Form 10-Q, filed November 21, 2019)
10.9	Fourth Power Up Agreement dated December 15, 2018 (Incorporated by reference to Exhibit 10.9 of Form 10-Q, filed on September 16, 2019)
10.10	Fifth Power Up Agreement dated January 15, 2019 (Incorporated by reference to Exhibit 10.10 of Form 10-Q, filed on September 16, 2019)
10.11	Sixth Power Up Agreement dated February 22, 2019 (Incorporated by reference to Exhibit 10.11 of Form 10-Q, filed on September 16, 2019)
10.12	GS Capital Agreement dated January 16, 2019 (Incorporated by reference to Exhibit 10.12 of Form 10-Q, filed on September 16, 2019)
10.13	JSJ Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.13 of Form 10-Q, filed on September 16, 2019)
10.14	EMA Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.14 of Form 10-Q, filed on September 16, 2019)
10.15	Adar Agreement dated February 20, 2019 (Incorporated by reference to Exhibit 10.15 of Form 10-Q, filed on September 16, 2019)
10.16	Peak One Agreement dated February 21, 2019 (Incorporated by reference to Exhibit 10.16 of Form 10-Q, filed on September 16, 2019)
10.17	Auctus Agreement dated March 13, 2019 (Incorporated by reference to Exhibit 10.17 of Form 10-Q, filed on September 16, 2019)
10.18†	Read Employment Agreement (Incorporated by reference to Exhibit 10.18 of Form 10-Q, filed on September 16, 2019)
10.19†	Read Addendum to Employment Agreement (Incorporated by reference to Exhibit 10.19 of Form 10-Q, filed on September 16, 2019)
10.20†	Grieco 2019 Employment Agreement (Incorporated by reference to Exhibit 10.20 of Form 10-Q, filed on September 16, 2019)
10.21†	Grieco 2020 Employment Agreement Incorporated by reference to Exhibit 10.21 of Form 10-Q, filed on April 13, 2020)
10.22	Peak One Opportunity Fund Agreement dated September 16, 2019 (Incorporated by reference to Exhibit 10.22 of Form 10-Q, filed on August 14, 2020)
10.23	Power-Up #8 Agreement dated October 8, 2019 (Incorporated by reference to Exhibit 10.23 of Form 10-Q, filed on August 14, 2020)
10.24	Power-Up #9 Agreement dated October 31, 2019 (Incorporated by reference to Exhibit 10.24 of Form 10-Q, filed on August 14, 2020)
10.25	Power-Up #10 Agreement dated March 2, 2020 (Incorporated by reference to Exhibit 10.25 of Form 10-Q, filed on August 14, 2020)
10.26	TFK Investments Agreement dated April 10, 2020 (Incorporated by reference to Exhibit 10.26 of Form 10-Q, filed on August 14, 2020)
10.27	Power-Up #11 Agreement dated April 16, 2020 (Incorporated by reference to Exhibit 10.27 of Form 10-Q, filed on August 14, 2020)
10.28	Herschbach 2005 Trust Agreement dated May 12, 2020 (Incorporated by reference to Exhibit 10.28 of Form 10-Q, filed on August 14, 2020)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCT LTD

Date: September 23, 2021	By:	/s/ Gary Grieco
Gary Grieco, Principal Executive Officer, Principal
Chief Executive Officer and Chairman

