Form 10-Q
period 2021-09-30
PCT LTD
filed 2021-11-15
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of the registrant's common stock as of November 15, 2021 was 795,501,229 which does not include 204,123,771 shares of common stock reserved against default on convertible debt and 750,000 shares for vesting of executive shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations, stockholders' equity (deficit), and cash flows for the three and nine-month periods ended September 30, 2021 and 2020 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine-month periods ended September 30, 2021 and 2020 are not necessarily indicative of results to be expected for any subsequent period.

PCT LTD

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$239,327	$115,196
Accounts receivable, net	163,147	349,526
Inventory	12,318	6,188
Prepaid expenses	168,136	274,736
Other current assets	18,850	2,110
Total current assets	601,778	747,756

PROPERTY AND EQUIPMENT
Property and equipment, net	320,131	358,719

OTHER ASSETS
Intangible assets, net	3,171,658	3,400,024
Operating lease right-of-use asset	92,772	118,385
Deposits	-	9,726
Total other assets	3,264,430	3,528,135

TOTAL ASSETS	$4,186,339	$4,634,610

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$60,854	$272,978
Accrued expenses - related parties	82,038	139,280
Accrued expenses	707,450	622,040
Deferred revenue	1,075	1,075
Advances payable	1,450,000	-
Current portion of operating lease liability	40,127	34,965
Current portion of notes payable - related parties, net	154,271	789,214
Current portion of notes payable, net	231,504	384,380
Current portion of convertible notes payable, net	1,876,338	1,554,503
Derivative liability	1,561,420	7,102,801
Total current liabilities	6,165,077	10,901,236

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion and discounts	-	53,500
Operating lease liability, net of current portion	52,645	83,420

TOTAL LIABILITIES	$6,217,722	11,038,156

MEZZANINE EQUITY
Preferred series A stock, $0.001 par value; 1,000,000 authorized; 500,000 and 500,000 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	60,398	60,398
Preferred series B stock, $0.001 par value; 1,000,000 authorized; 1,000,000 and 1,000,000 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	158,247	158,247
Preferred series C stock, $0.001 par value; 5,500,000 authorized; nil and 40,000 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	40,000
TOTAL MEZZANINE EQUITY	218,645	258,645

STOCKHOLDERS' DEFICIT
CCommon stock, $0.001 par value; 1,000,000,000 authorized; 780,126,229 and 722,487,846 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	780,126	722,488
Additional paid-in-capital	24,349,886	23,202,933
Accumulated deficit	(27,380,040)	(30,587,612)
TOTAL STOCKHOLDERS' DEFICIT	(2,250,028)	(6,662,191)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$4,186,339	$4,634,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Product	$33,279	$488,021	$204,138	$1,233,058
Licensing	75,347	119,000	225,122	203,000
Equipment leases	258,104	177,067	802,132	501,384
Total Revenues	366,730	784,088	1,231,392	1,937,442

OPERATING EXPENSES
General and administrative	1,031,072	614,667	2,583,139	1,755,495
Research and development	14,783	15,547	29,738	20,547
Cost of product, licensing and equipment leases	85,591	54,901	225,960	619,606
Depreciation and amortization	98,364	90,999	295,092	255,368
Total operating expenses	1,229,810	776,114	3,133,929	2,651,016

Income (loss) from operations	(863,080)	7,974	(1,902,537)	(713,574)

OTHER INCOME (EXPENSE)
Gain (loss) on change in fair value of derivative liability	457,116	57,054	1,749,277	(15,253,543)
Gain (loss) on settlement of debt	361,357	(3,670,393)	3,689,055	9,993,528
Interest expense	(101,580)	(200,593)	(378,223)	(1,094,934)
Miscellaneous income	-	-	50,000	-
Total other income (expense)	716,893	(3,813,932)	5,110,109	(6,354,949)

Income (loss) before Income taxes	(146,187)	(3,805,958)	3,207,572	(7,068,523)

Income taxes	-	-	-	-

NET INCOME (LOSS)	$(146,187)	$(3,805,958)	$3,207,572	$(7,068,523)
Preferred series C stock deemed dividends	-	-	-	(270,000)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS'	$(146,187)	$(3,805,958)	$3,207,572	$(7,338,523)

Basic income (loss) per share	$(0.00)	$(0.01)	$0.00	$(0.01)
Diluted income (loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic weighted average shares outstanding	773,082,751	608,601,357	760,229,694	575,094,639
Diluted weighted average shares outstanding	773,082,751	608,601,357	1,024,432,537	575,094,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

			Additional		Total Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2019	498,880,300	$498,881	$15,872,330	$(26,505,567)	$(10,134,356)
Common stock issued for services	15,525,000	15,525	103,538	-	119,063
Common stock issued in settlement of debt	250,000	250	7,975	-	8,225
Common stock issued in conversion of convertible notes payable	36,050,000	36,050	360,660	-	396,710
Beneficial conversion feature on preferred series C stock	-	-	270,000	(270,000)	-
Net loss for the three-months ended March 31, 2020	-	-	-	(10,281,648)	(10,281,648)
Balance - March 31, 2020	550,705,300	$550,706	$16,614,503	$(37,057,215)	$(19,892,006)
Common stock issued for cash	4,250,000	4,250	135,750	-	140,000
Common stock issued in settlement of debt	15,000,000	15,000	826,500	-	841,500
Common stock issued in cashless exercise of warrants	9,246,186	9,246	420,702	-	429,948
Common stock issued in conversion of preferred series C stock	5,000,000	5,000	45,000	-	50,000
Stock-based compensation	-	-	14,182	-	14,182
Net income for the three-months ended June 30, 2020	-	-	-	7,019,083	7,019,083
Balance - June 30, 2020	584,201,486	$584,202	$18,056,637	$(30,038,132)	$(11,397,293)
Common stock issued for services	10,000,000	10,000	384,038	-	394,038
Common stock issued in conversion of convertible notes payable	45,736,360	45,736	497,222	-	542,958
Common stock issued in conversion of preferred series C stock	35,000,000	35,000	359,000	-	394,000
Premium related to conversion feature on note payable	-	-	4,160,685	-	4,160,685
Net loss for the three-months ended September 30, 2020	-	-	-	(3,805,958)	(3,805,958)
Balance - September 30, 2020	674,937,846	$674,938	$23,457,582	$(33,844,090)	$(9,711,570)

			Additional		Total Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	722,487,846	$722,488	$23,202,933	$(30,587,612)	$(6,662,191)
Common stock issued for services	2,500,000	2,500	74,276	-	76,776
Common stock issued in settlement of debt	4,466,508	4,466	648,844	-	653,310
Common stock issued in conversion of convertible notes payable	25,000,000	25,000	-	-	25,000
Common stock issued in conversion of preferred series C stock	4,000,000	4,000	36,000	-	40,000
Net loss for the three-months ended March 31, 2021	-	-	-	(718,028)	(718,028)
Balance - March 31, 2021	758,454,354	$758,454	$23,962,053	$(31,305,640)	$(6,585,133)
Common stock issued for cash	8,750,000	8,750	166,250	-	175,000
Common stock issued for services	1,000,000	1,000	32,174	-	33,174
Common stock issued in cashless exercise of warrants	1,921,875	1,922	32,672	-	34,594
Net income for the three-months ended June 30, 2021	-	-	-	4,071,787	4,071,787
Balance - June 30, 2021	770,126,229	$770,126	$24,193,149	$(27,233,853)	$(2,270,578)
Common stock issued for services	2,000,000	2,000	40,737	-	42,737
Common stock issued in conversion of convertible notes payable	8,000,000	8,000	116,000	-	124,000
Net loss for the three-months ended September 30, 2021	-	-	-	(146,187)	(146,187)
Balance - September 30, 2021	780,126,229	$780,126	$24,349,886	$(27,380,040)	(2,250,028)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$3,207,572	$(7,068,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	295,092	255,368
Amortization of debt discounts	240,413	353,012
Amortization of operating lease right-of-use asset	39,182	-
Common stock issued for services	267,830	527,283
Loss on change in fair value of derivative liability	(1,749,277)	15,253,543
(Gain) loss on settlement of debt	(3,689,055)	(9,993,528)
Default penalties on convertible notes payable	15,172	13,762
Bad debt expense	182,700	-
Changes in operating assets and liabilities:
Accounts receivable	3,679	(157,076)
Inventory	(6,130)	26,669
Prepaid expenses	(8,543)	(241,764)
Other assets	(16,740)	(3,853)
Deposits	9,726
Operating lease liability	(39,182)	-
Accounts payable	(212,125)	(87,369)
Accrued expenses - related party	14,887	27,071
Accrued expenses	165,479	807,049
Net cash used in operating activities	(1,279,320)	(288,356)

Cash Flows from Investing Activities
Purchases of property and equipment	(28,138)	(127,212)
Net cash provided by investing activities	(28,138)	(127,212)

Cash Flows from Financing Activities
Proceeds from notes payable - related parties	-	3,500
Proceeds from notes payable	410,377	428,030
Proceeds from convertible notes payable	920,000	613,000
Proceeds from advances payable	1,450,000	-
Proceeds from sale of common stock	175,000	140,000
Proceeds from preferred series C stock subscriptions	-	270,000
Repayments of notes payable - related parties	(53,763)	(32,286)
Repayments of notes payable	(796,036)	(556,153)
Repayments of convertible notes payable	(673,989)	(356,888)
Net cash provided by financing activities	1,431,589	509,203

Net change in cash	124,131	93,635
Cash and cash equivalents at beginning of period	115,196	67,613
Cash and cash equivalents at end of period	$239,327	$161,248

Supplemental Cash Flow Information
Cash paid for interest	$72,763	$77,687
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Preferred series C stock deemed dividend	$-	$270,000
Original debt discounts against notes payable	$174,435	$95,562
Original debt discounts against convertible notes payable	$12,000	$201,388
Common stock issued for services	$81,740	$-
Common stock issued in conversion of convertible notes payable	$149,000	$939,668
Common stock issued in settlement of notes payable to related parties	653,310	-
Common stock issued in cashless exercise of warrants	$34,594	$429,948
Common stock issued in conversion of preferred series C stock	$40,000	$444,000
Property plant and equipment transferred to inventory	$-	$26,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Notes to the Unaudited

Condensed Consolidated Financial Statements

September 30, 2021

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2020 audited financial statements as reported in its Form 10-K/A filed on September 10, 2021.

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

Our financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2021, consisted of the following:

	Total fair value at September 30, 2021 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Description:
Derivative liability (1)	1,561,420	-	-	1,561,420
Total	1,561,420	-	-	1,561,420

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020, consisted of the following:

	Total fair value at December 31, 2020 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Description:
Derivative liability (1)	7,102,801	-	-	7,102,801
Total	7,102,801	-	-	7,102,801

(1) The Company has estimated the fair value of these liabilities using the Binomial Model.

Basic and Diluted Loss Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as options, warrants, convertible notes payable, preferred series A stock and preferred series C stock. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, for the nine months ended September 30, 2021, there were outstanding common share equivalents which amounted to 18,902,412 shares of common stock that were not included in the calculation as their effect is anti-dilutive. For fiscal periods with net losses, these common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

	Three months ended September 30, 2021 $	Three months ended September 30, 2020 $	Nine months ended September 30, 2021 $	Nine months ended September 30, 2020 $
Numerator:
Net income (loss)	(146,187)	(3,805,958)	3,207,572	(7,338,523)
(Gain) loss on change in fair value of derivative liability	-	-	(1,641,616)	-
Gain on settlement of debt	-	-	(3,792,104)	-
Interest expense	-	-	30,617	-
Adjusted net income (loss)	(146,187)	(3,805,958)	(2,195,531)	(7,338,523)

Denominator: Weighted average shares outstanding used in computing net income (loss) per share
Basic	773,082,751	608,601,357	760,229,694	575,094,639

Effect of dilutive warrants	-	-	203,745,854	-
Effect of convertible note weighted shares	-	-	60,456,989	-
Diluted	773,082,751	608,601,357	1,024,432,537	575,094,639

Net income (loss) per share applicable to common shareholders:
Basic	(0.00)	(0.01)	(0.00)	(0.01)
Diluted	(0.00)	(0.01)	(0.00)	(0.01)

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

NOTE 2. GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $27,380,040 and has negative cash flows from operations. As of September 30, 2021, the Company had a working capital deficit of $5,563,299. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Leasehold improvements	$33,770	$18,840
Machinery and leased equipment	365,483	365,483
Machinery and equipment not yet in service	32,580	32,580
Office equipment and furniture	52,566	39,357
Website	2,760	2,760

Total property and equipment	$487,159	$459,020
Less: Accumulated Depreciation	(167,028)	(100,301)

Property and equipment, net	320,131	358,719

Depreciation expense was $66,726 and $27,085 for the nine-months ended September 30, 2021 and 2020, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Patents	$4,505,489	$4,505,489
Technology rights	200,000	200,000
Intangibles, at cost	4,705,489	4,705,489
Less: Accumulated amortization	(1,533,831)	(1,305,465)
Net Carrying Amount	$3,171,658	$3,400,024

Amortization expense was $228,366 and $228,283 for the nine-months ended September 30, 2021 and 2020, respectively.

Estimated Future Amortization Expense:

$
For year ending December 31, 2021 - remaining	76,122
For year ending December 31, 2022	304,488
For year ending December 31, 2023	304,488
For year ending December 31, 2024	304,488
For year ending December 31, 2025	304,488
Thereafter	1,877,584
Total	3,171,658

NOTE 5. LEASES

On August 26, 2020, the Company signed a new one-year lease for the Company headquarters and operations located in Little River, South Carolina. The lease was effective retroactively from July 1, 2020, ending on June 30, 2021, for $7,500 per month. The Company re-negotiated an annual lease on the Little River, SC facility for $7,500 per month, retroactive to July 1, 2020, which is renewable for an additional four years (with a 2% increase annually). The Company renewed the lease for another year, effective July 1, 2021, at $7,650 per month.

On October 19, 2020, the Company entered into a building lease with a three-year term and an effective date of November 1, 2020. The lease requires the Company to make payments of $4,500 per month. The Company recognized operating lease expense of $40,500 during the nine-month period ended September 30, 2021.

On March 15, 2021, the Company entered into a building lease with a two-year term and an effective date of April 1, 2021. The lease requires the Company to make payments of $2,750 per month. The Company recognized operating lease expense of $19,250 during the nine-month period ended September 30, 2021. The Company terminated the lease effective October 14, 2021 and recognized an impairment of $39,030 during the nine-month period ended September 30, 2021.

At September 30, 2021, the weighted average remaining operating lease term was 2.07 years and the weighted average discount rate associated with operating leases was 18.5%.

The components of lease expenses for the nine-month period ended September 30, 2021 and 2020 were as follows:

	2021 $	2020 $
Total operating lease cost	59,750	-

The following table provides supplemental cashflow and other information related to leases for the nine-month period ended September 30, 2021 and 2020:

	2021 $	2020 $
Lease payments	127,700	40,440

Supplemental balance sheet information related to leases as of September 30, 2021 and 2020 are as below:

	2021 $	2020 $
Cost	176,213	-
Accumulated amortization	(44,411)	-
Impairment	(39,030)
Net carrying value	92,772	-

Future minimum lease payments related to lease obligations are as follows as of September 30, 2021:

$
2021	13,500
2022	54,000
2023	45,000
Total minimum lease payments	112,500

Less: amount of lease payments representing effects of discounting	(19,728)

Present value of future minimum lease payments	92,772

Less: current obligations under leases	(40,127)

Lease liabilities, net of current portion	52,645

NOTE 6. NOTES PAYABLE

The following tables summarize notes payable as of September 30, 2021 and December 31, 2020:

Type	Original Amount	Origination Date	Maturity Date	Effective Annual Interest Rate	Balance at September 30, 2021	Balance at December 31, 2020
Note Payable (a)**	$25,000	05/08/2017	06/30/2018	0%	$22,500	$27,500
Note Payable (b)	$8,700	11/15/2018	06/30/2019	10%	$-	$8,700
Note Payable **	$118,644	05/05/2020	05/05/2021	8%	$110,644	$110,644
Note Payable (c)	$199,500	10/01/2020	09/28/2021	66%	$-	$149,573
Note Payable (d)	$126,000	11/03/2020	04/23/2021	166%	$-	$85,050
Note Payable (e)	$113,980	11/04/2020	03/15/2021	210%	$-	$65,988
Note Payable (f)	$177,800	01/02/2021	07/12/2021	116%	$-	$-
Note Payable (g)	$111,920	03/09/2021	05/21/2021	220%	$-	$-
Note Payable (h)	$29,686	03/09/2021	Demand	34%	$-	$-
Note Payable (i)	$222,400	06/01/2021	Demand	181%	$76,985	$-
Note Payable (j)	$87,000	06/29/2021	Demand	211%	$31,320	$-
Sub-total					$241,449	$447,455
Debt discount					$(9,945)	$(63,075)
Balance, net					$231,504	$384,380
Less current portion					$(231,504)	$(384,380)
Total long-term					$-	$-

** Currently in default

a)	On July 19, 2021, the Company repaid the principal amount of $5,000 leaving a note balance of $22,500.

b)	On July 19, 2021, the Company repaid the principal amount of $8,700 leaving a note balance of $0.

c)	On October 1, 2020, the Company sold future receivables with a non-related party for $199,500, of which $53,250 was loan fees and original issue discount resulting in cash proceeds to the Company of $146,250. The advance is to be repaid through weekly payments of $3,841. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the nine months ended September 30, 2021, $30,642 of the discount was amortized to expense, and the note was repaid leaving a note balance of $0.

d)	On November 3, 2020, the Company sold future receivables with a non-related party for $126,000, of which $39,650 was loan fees and original issue discount resulting in cash proceeds to the Company of $86,350. The advance is to be repaid through $1,050 daily payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the nine months ended September 30, 2021, $18,944 of the discount was amortized to expense, and the remaining $85,050 was repaid leaving a note balance of $0.

e)	On November 4, 2020, the Company sold future receivables with a non-related party for $113,980, of which $34,440 was loan fees and original issue discount resulting in cash proceeds to the Company of $79,540. The advance is to be repaid through $5,999 weekly payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the nine months ended September 30, 2021, $13,489 of the discount was amortized to expense, and the remaining $65,988 was repaid leaving a note balance of $0.

f)	On January 2, 2021, the Company sold future receivables with a non-related party for $177,800, of which $39,795 was loan fees and original issue discount resulting, and $35,994 was paid to settle the loan described in Note (d) in cash proceeds to the Company of $102,011. The advance is to be repaid through $7,730 weekly payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the nine months ended September 30, 2021, $39,795 of the discount was amortized to expense, and the remaining $46,383 was settled through a payment of $43,600 resulting in a gain on settlement of debt of $2,783 and a note balance of $0.

g)	On March 9, 2021, the Company sold future receivables with a non-related party for $111,920, of which $35,120 was loan fees and original issue discount resulting in cash proceeds to the Company of $76,800. The advance is to be repaid through $1,399 weekly payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the nine months ended September 30, 2021, $35,120 of the discount was amortized to expense, and $111,920 was repaid leaving a note balance of $0.

h)	On March 9, 2021, the Company sold future receivables with a non-related party for $29,686, of which $10,120 was loan fees and original issue discount resulting in cash proceeds to the Company of $19,566. During the six months ended September 30, 2021, $10,120 of the discount was amortized to expense and $29,686 was repaid, leaving a note balance of $0.

i)	On June 1, 2021, the Company sold future receivables with a non-related party for $222,400, of which $8,000 was attributable to loan fees and $62,400 to original issue discount resulting in cash proceeds to the Company of $152,000. The advance is to be repaid through weekly payments of $8,554. In connection with the advance, the Company granted the lender a security interest and all past, present, and future assets of the Company. During the nine months ended September 30, 2021, $64,414 of the discount was amortized to expense, and $145,415 was repaid leaving a net note balance of $70,999 (discount balance of $5,986).

j)	On June 29, 2021, the Company sold future receivables with a non-related party for $87,000, of which $27,000 was loan fees and original issue discount resulting in cash proceeds to the Company of $60,000. During the nine months ended September 30, 2021, $23,041 of the discount was amortized to expense, and $55,680 was repaid leaving a net note balance of $27,361 (discount balance of $3,959).

The following table summarizes notes payable, related parties as of September 30, 2021 and December 31, 2020:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at September 30, 2021	Balance at December 31, 2020
Note Payable, RP (k)	$30,000	04/10/2018	01/15/2019	3%	$-	$30,000
Note Payable, RP (l)	$380,000	06/20/2018	01/02/2020	8%	$-	$380,000
Note Payable, RP (m)	$350,000	06/20/2018	01/02/2020	5%	$-	$285,214
Note Payable, RP (n)**	$17,000	06/20/2018	01/02/2020	5%	$15,000	$17,000
Note Payable, RP **	$50,000	07/27/2018	11/30/2018	8%	$50,000	$50,000
Note Payable, RP (o)	$5,000	10/09/2018	Demand	0%	$-	$5,000
Note Payable, RP (p)	$5,000	10/19/2018	Demand	0%	$4,237	$5,000
Note Payable, RP **	$15,000	08/16/2019	02/16/2020	8%	$15,000	$15,000
Note Payable, RP (q)	$2,000	02/11/2020	Demand	0%	$-	$2,000
Note Payable, RP (m)	$84,034	02/16/2021	Demand	5%	$70,034	$-
Subtotal					$154,271	$789,214
Debt discount					$-	$-
Balance, net					$154,271	$789,214
Less current portion					$(154,271)	$(789,214)
Total long-term					$-	$-

** Currently in default

k)	During the nine-months ended September 30, 2021, the Company made several payments to repay the principal amount of $30,000 leaving a note balance of $0.

l)	On February 16, 2021, the Company issued 2,663,299 shares of common stock to settle a June 20, 2018, note payable of $380,000 and accrued interest of $26,153 owed to the current COO and Director of the Company. The Company recognized the fair value of the shares issued of $74,572 and due to the related party nature of the transaction no gain was recognized for the difference between the fair value of the shares and the extinguished debt. The resulting difference was recorded as Additional Paid-in Capital in the amount of $328,919.

m)	On February 16, 2021, the Company issued 1,803,279 shares of common stock to settle $247,270 from a $275,000 note payable dated June 20, 2018, which has a balance of $331,304, including interest, to the current Chairman and CEO of the Company. The Company also agreed to issue a new note for the remaining balance owed to the Chairman and CEO of $84,034, dated February 16, 2021. The note will bear interest at 5% per annum and is due on June 30, 2021. The Company recognized the fair value of the shares issued of $50,492 and due to the related party nature of the transaction no gain was recognized for the difference between the fair value of the shares and the extinguished debt. The resulting difference was recorded as Additional Paid-in Capital in the amount of $194,861. On July 15, 2021, and September 23, 2021, the Company repaid the principal amount of $14,000 leaving a note balance of $70,034.

n)	On July 15, 2021, the Company repaid the principal amount of $2,000 leaving a note balance of $15,000.

o)	On September 23, 2021, the Company repaid the principal amount of $5,000 leaving a note balance of $0.

p)	On September 23, 2021, the Company repaid the principal amount of $763 leaving a note balance of $4,237.

q)	On September 23, 2021, the Company repaid the principal amount of $2,000 leaving a note balance of $0.

The following table summarizes convertible notes payable as of September 30, 2021 and December 31, 2020:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at September 30, 2021	Balance at December 31, 2020
Convertible Note Payable* **	$65,000	12/06/2018	12/06/2019	12%	$46	$46
Convertible Note Payable (r)	$75,000	03/18/2019	12/13/2019	24%	$-	$177,795
Convertible Note Payable (s)	$30,000	03/06/2020	03/05/2021	12%	$-	$21,662
Convertible Note Payable (t)* **	$150,000	04/10/2020	04/09/2021	12%	$65,000	$165,000
Convertible Note Payable (u) **	$300,000	08/27/2020	07/31/2021	12%	$270,000	$300,000
Convertible Note Payable (v)	$53,500	09/22/2020	03/21/2022	12%	$-	$53,500
Convertible Note Payable (w)	$87,500	09/24/2020	Demand	8%	$15,000	$40,000
Convertible Note Payable (x)	$200,000	10/07/2020	10/06/2021	5%	$200,000	$200,000
Convertible Note Payable (y)	$200,000	10/16/2020	10/15/2021	5%	$200,000	$200,000
Convertible Note Payable (z)	$300,000	11/11/2020	11/10/2021	5%	$300,000	$300,000
Convertible Note Payable (aa)	$150,000	12/29/2020	12/28/2021	5%	$150,000	$150,000
Convertible Note Payable (bb)	$150,000	01/27/2021	01/27/2022	5%	$150,000	$-
Convertible Note Payable (cc)	$128,000	02/22/2021	02/22/2022	12%	$-	$-
Convertible Note Payable (dd)	$200,000	03/18/2021	03/18/2022	5%	$200,000	$-
Convertible Note Payable (ee)	$83,000	03/26/2021	03/26/2022	12%	$-	$-
Convertible Note Payable (ff)	$43,000	04/05/2021	04/05/2022	12%	$-	$-
Convertible Note Payable (gg)	$200,000	04/14/2021	04/14/2022	5%	$200,000	$-
Convertible Note Payable (hh)	$128,000	05/03/2021	05/03/2022	12%	$128,000	$-
Subtotal					$1,876,046	$1,608,003
Debt discount					$(1,708)	$-
Balance, net					$1,876,338	$1,608,003
Less current portion					$(1,876,338)	$(1,554,503)
Total long-term					-	53,500
* Embedded conversion feature accounted for as a derivative liability at period end ** Currently in default

r)	During the nine months ended September 30, 2021, the Company repaid $70,000 of the convertible note payable and settled the remaining outstanding debt of $107,795 and accrued interest of $76,569 through a cash payment of $40,000 and the issuance of 8,000,000 shares of common stock at a fair value of $124,000 resulting in a gain on settlement of debt of $20,364.

s)	On May 7, 2021, the Company deemed in the best interest to settle the convertible debt with a non-related party and allow for the cashless exercise to purchase 1,921,875 shares of the Company's common stock at the rate of $0.032 per share. In addition, the non-related party shall release 60,072,853 shares to the agreed upon payment terms of $36,994 cash. During the nine months ended September 30, 2021, the Company incurred additional default penalties of $15,174 on the convertible note and settled the outstanding debt of $36,836 and accrued interest of $3,657 through a cash payment of $36,994 and the cashless exercise to purchase 1,921,875 shares of the Company's common stock with a fair value of $34,594 resulting in a loss on settlement of debt of $31,095.

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

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $507,847 and resulted in a discount to the note payable of $132,000 and an initial derivative expense of $375,847. During the year ended December 31, 2020, the Company incurred $15,000 of penalties which increased the principal amount of the note to $165,000. During the nine months ended September 30, 2021, the Company repaid $100,000 of the note, leaving a note balance of $65,000.

u)	During the nine months ended September 30, 2021, the Company repaid $30,000 of the note, leaving a note balance of $270,000.

v)	On September 22, 2020, the Company entered into a convertible promissory note with a non-related party for $53,500, of which $3,500 was an original issue discount resulting in cash proceeds to the Company of $50,000. The note is due on March 21, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. During the nine months ended September 30, 2021 the Company repaid the $53,500 note as well as $25,882 of interest and prepayment penalties. As the note was repaid prior to becoming convertible no derivative liability was recognized.

w)	During the nine months ended September 30, 2021 the Company issued 25,000,000 common shares upon the conversion of $25,000 of the convertible note payable, leaving a note balance of $15,000. On October 11, 2021, the Company issued 15,000,000 common shares upon the conversion of the remaining $15,000 of the convertible note payable. Refer to Note 12(a).

x)	On October 7, 2020, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on October 6, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price of $0.20. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging.

y)	On October 16, 2020, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on October 15, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price of $0.20. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging.

z)	On November 11, 2020, the Company entered into a convertible promissory note with a non-related party for $300,000. The note is due on November 10, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price of $0.15. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging.

aa)	On December 29, 2020, the Company entered into a convertible promissory note with a non-related party for $150,000. The note is due on December 28, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price of $0.10. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging.

bb)	On January 27, 2021, the Company entered into a convertible promissory note with a non-related party for $150,000. The note is due on January 26, 2022 and bears interest on the unpaid principal balance at a rate of 5% per annum. The note may be converted by the lender at any time before 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to $0.10. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging.

cc)	On February 22, 2021, the Company entered into a convertible promissory note with a non-related party for $128,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $125,000. The note is due on February 22, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. During the nine months ended September 30, 2021 the Company repaid the $128,000 note as well as $51,000 of interest and prepayment penalties. As the note was repaid prior to becoming convertible no derivative liability was recognized.

dd)	On March 18, 2021, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on March 17, 2022 and bears interest on the unpaid principal balance at a rate of 5% per annum. The note may be converted by the lender at any time before 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to $0.10. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging.

ee)	On March 26, 2021, the Company entered into a convertible promissory note with a non-related party for $83,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $80,000. The note is due on March 24, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. During the nine months ended September 30, 2021 the Company repaid the $83,000 note as well as $39,694 of interest and prepayment penalties. As the note was repaid prior to becoming convertible no derivative liability was recognized.

ff)	On April 5, 2021, the Company entered into a convertible promissory note with a non-related party for $43,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $40,000. The note is due on April 5, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. During the nine months ended September 30, 2021 the Company repaid the $43,000 note as well as $12,270 of interest and prepayment penalties. As the note was repaid prior to becoming convertible no derivative liability was recognized.

gg)	On April 14, 2021, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on April 14, 2022 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price of $0.10. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. As the note is not convertible until 180 days following issuance, no derivative liability was recognized as of September 30, 2021.

hh)	On May 3, 2021, the Company entered into a convertible promissory note with a non-related party for $128,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $125,000. The note is due on May 3, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. As the note is not convertible until 180 days following issuance, no derivative liability was recognized as of September 30, 2021. On November 5, 2021, the Company repaid the $128,000 note as well as $61,952 of interest and prepayment penalties.

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

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities.

	September 30, 2021	December 31, 2020
Balance at the beginning of period	$7,102,801	$10,517,873
Original discount limited to proceeds of notes	-	166,000
Settlement of derivative instruments	(3,792,104)	(16,824,669)
Change in fair value of embedded conversion option	(1,749,277)	13,243,597
Balance at the end of the period	$1,561,420	$7,102,801

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At September 30, 2021	113 - 249%	0.09-0.76%	0%	1.00-3.91

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

As of September 30, 2021, and December 31, 2020, there were 500,000 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

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

As of September 30, 2021, and December 31, 2020, there were 1,000,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

At December 31, 2020, there were 40,000 Series C Preferred Shares issued and outstanding, valued at $1 per share or $40,000.

On February 15, 2021, 40,000 shares of preferred series C stock was converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 4,000,000 shares of common stock. At September 30, 2021, no Series C Preferred Shares were outstanding.

Common Stock

Effective March 23, 2018, the Company amended the Articles of Incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 100,000,000 to 300,000,000 shares. Effective October 4, 2019, the Company amended the Articles of Incorporation and increased the authorized shares of common stock with a par value of $0.001 per share from 300,000,000 to 1,000,000,000 shares. The number of shares outstanding of the registrant's common stock as of September 30, 2021 and December 31, 2020 was 780,126,229 and 722,487,846, respectively.

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

On September 1, 2021, the Company issued 8,000,000 common shares and paid $21,000 to settle the remaining outstanding principal on a convertible note payable of $88,795 and accrued interest of $26,153 resulting in a gain on settlement of debt of $20,364.

On September 10, 2021, the Company issued 2,000,000 common shares pursuant to a general release agreement dated July 23, 2021 with a former employee of the Company. The fair value of the common stock was $28,400.

NOTE 9. STOCK OPTIONS

Below is a table summarizing the options issued and outstanding as of September 30, 2021:

	Number of options	Weighted average exercise price $
Balance, December 31, 2020	200,000	2.00
Granted	-	-
Expired	-	-
Settled	-	-
Balance, September 30, 2021	200,000	2.00

As at September 30, 2021, the following share stock options were outstanding:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
01/26/2017	200,000	200,000	2.00	0.32	01/26/2022	400,000
	200,000	200,000				$400,000

The weighted average exercise prices are $2.00 for the options outstanding and exercisable, respectively. The intrinsic value of stock options outstanding at September 30, 2021 was $nil.

NOTE 10. WARRANTS

The Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible instruments. The initial fair value of the warrants issued during the period was calculated using the Binomial Model as described in Note 6.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, December 31, 2020	260,500,000	0.00283
Settled	-	-
Granted	-	-
Exercised	(142,857,143)	0.00035
Balance, September 30, 2021	117,642,857	0.00584

As at September 30, 2021, the following share purchase warrants were outstanding:

Date	Number	Number		Exercise		Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable		Price $		Life (Years)	Date	Exercised
12/3/2018	500,000	500,000		0.10		2.18	12/3/2023	50,000
3/31/2019	107,142,857	107,142,857	*	0.00035	*	2.45	03/13/2024	37,500
8/26/2020	10,000,000 *	10,000,000	*	0.06	*	3.91	8/26/2025	600,000
	117,642,857	117,642,857						$687,500

*The number of warrants outstanding and exercisable is variable based on adjustments to the exercise price of the warrant due to dilutive issuances.

The intrinsic value of warrants outstanding at September 30, 2021 was $1,237,500.

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

Other Obligations and Commitments -

The Company has a commitment to acquire inventory for a total cost of $61,150, of which $30,575 was paid prior to September 30, 2021.

Other than the above, there are no new obligation or commitments during the period ending September 30, 2021.

NOTE 13. SUBSEQUENT EVENTS

a)	On October 11, 2011, the Company issued 15,000,000 common shares upon the conversion of the remaining $15,000 of the convertible note payable, leaving a note balance of $0. Refer to Note 6(w).

b)	Effective October 14, 2021, the Company terminated a building lease with an original expiry date of March 31, 2023. Refer to Note 5.

3)	On November 5, 2021, the Company repaid a $128,000 convertible note as well as $61,952 of interest and prepayment penalties. Refer to Note 6(hh).

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

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded a net income of $3,207,572 for the nine-months ended September 30, 2021 and accumulated losses of $27,380,040 from inception through September 30, 2021.

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

Management projects these costs to total approximately $2,400,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements. Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions, management believes that the Company expects to be covering its fixed operating expenses ("burn rate") by the end of the third quarter of 2022.

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

SUMMARY OF BALANCE SHEET	September 30, 2021	December 31, 2020
Cash and cash equivalents	$239,327	$115,196
Total current assets	601,778	747,756
Total assets	4,186,339	4,634,610
Total liabilities	6,217,722	11,038,156
Accumulated deficit	(27,380,040)	(30,587,612)
Total stockholders' deficit	$(2,250,028)	$(6,662,191)

For the nine months ended September 30, 2021, the Company recorded net income of $3,207,572 and at September 30, 2021 had a working capital deficit of $5,563,299. While we have recently recorded an increase in the amount of revenues from operations, since inception and we had not established an ongoing source of revenue sufficient to cover our operating costs. During the nine-months ended September 30, 2021 and 2020 we primarily relied upon advances and loans from stockholders and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $239,327 in cash at September 30, 2021, compared to $115,196 in cash at December 31, 2020. We had total liabilities of $6,217,722 at September 30, 2021 compared to $11,038,156 at December 31, 2020.

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

Commitments and Obligations

At September 30, 2021 the Company recorded notes payable totaling approximately $2,262,113 (related, non-related and convertible, net of debt discount) compared to notes payable totaling $2,781,597 (related, non-related and convertible, net of debt discount) at December 31, 2020. These notes payable represent cash advances received and expenses paid from third parties and related parties. All of the notes payable carry effective interest from 0% to 211% and are due ranging from on demand to May 3, 2022.

The Company headquarters and operations is located in Little River, South Carolina. The Company re-negotiated an annual lease on the Little River, SC facility for $7,500 per month, retroactive to July 1, 2020, which is renewable for an additional four years (with a 2% increase annually). Effective July 1, 2021 through June 30, 2022, the monthly lease payment is $7,650. The Company added a three-year lease for 9,600 sf. of warehouse space in Fort Wayne, Indiana on November 1, 2020, for $4,500/month. Effective March 15, 2021, the Company entered into a 2-year lease for additional office space in Little River, SC, for $2,750 per month, which was terminated effective October 14, 2021.

Results of Operations

Three Months Ended September 30, 2021

SUMMARY OF OPERATIONS	Three-month period ended September 30,
	(Unaudited)
	2021	2020
Revenues	$366,730	$784,088
Total operating expenses	1,229,810	776,114
Total other income (expense)	716,893	(3,813,932)
Net income (loss)	(146,187)	(3,805,958)
Net income (loss) attributable to common stockholders'	(146,187)	(3,805,958)
Basic income (loss) per share	(0.00)	(0.01)
Diluted income (loss) per share	$(0.00)	$(0.01)

Revenues decreased to $366,730, for the three-months ended September 30, 2021 (the "2021 third quarter") compared to $784,088 for the three-months ended September 30, 2021 (the "2020 third quarter"). The revenue decrease for the period was due to the decreased volume of fluids sold, as a result of the decreased need for an effective US EPA-registered disinfectant as the country started to come out of the COVID-19 pandemic.

Total operating expenses increased to $1,229,810 during the 2021 third quarter compared to $776,114 during the 2020 third quarter. The increase during the third quarter of 2021 was primarily due to an increase in general and administrative expenses.

General and administrative expenses increased to $1,031,072 for the 2021 third quarter compared to $614,667 during the 2020 third quarter. The increase during the third quarter of 2021 was primarily due to stock-based compensation for consulting services and a provision for bad debts.

Depreciation and amortization expenses increased slightly to $98,364 during the 2021 third quarter compared to $90,999 during the 2020 third quarter.

Total other income was $716,893 for the 2021 third quarter compared to other expense of $3,813,932 during the 2020 third quarter. The overall change was a primarily due to a gain on settlement of debt of $361,357 during the 2021 third quarter versus a loss on settlement of debt of $3,670,393 during the third quarter of 2020.

As a result of the changes described above, net loss was $146,187 during the 2021 third quarter compared to a net loss of $3,805,958 during the 2020 third quarter.

Nine Months Ended September 30, 2021

SUMMARY OF OPERATIONS	Nine months period ended September 30,
	(Unaudited)
	2021	2020
Revenues	$1,231,392	$1,937,442
Total operating expense	$3,133,929	$2,651,016
Total other income (expense)	$5,110,109	$(6,354,949)
Net income (loss)	$3,207,572	$(7,068,523)
Preferred series C stock deemed dividends	-	(270,000)
Net income (loss) attributable to common stockholders'	3,207,572	(7,338,523)
Basic income (loss) per share	0.00	(0.01)
Diluted income (loss) per share	$(0.00)	$(0.01)

Revenues decreased to $1,231,392 for the nine months ended September 30, 2021 compared to $1,937,442 for the nine months ended September 30, 2021. The revenue decrease for the period was primarily due to the decreased volume of fluids sold as a result of the decreased need for an effective US EPA-registered disinfectant as the country came out of the COVID-19 pandemic. Accordingly, product sales decreased to $204,138 during the nine-months ended September 30, 2021 compared to $1,233,058 during the nine-months ended September 30, 2020. However, revenue for equipment leases increased to $802,132 during the nine-months ended September 30, 2021 compared to $501,384 during the nine-months ended September 30, 2020.

Total operating expenses increased to $3,133,929 during the nine months ended September 30, 2021 compared to $2,651,016 during the nine months ended September 30, 2020. The increase during the period was primarily due to an increase in general and administrative expenses of $827,644 partially offset by a decrease in cost of product, licensing, and equipment leases of $393,646.

General and administrative expenses increased to $2,583,139 for the nine months ended September 30, 2021 compared to $1,755,495 during the nine months ended September 30, 2020. General and administrative increased due to stock-based compensation for consulting services, salaries and wages, bad debt provision and professional and accounting fees.

Depreciation and amortization expenses increased to $295,092 during the nine months ended September 30, 2021 compared to $255,368 during the nine months ended September 30, 2020.

Total other income was $5,110,109 for the nine months ended September 30, 2021 compared to other expense of $6,354,949 during the nine months ended September 30, 2020. The overall change was a primarily due to a gain on change in fair value of derivative liability of $1,749,277 and a gain on settlement of debt of $3,689,055 during the nine months ended September 30, 2021 versus a loss on change in fair value of derivative liability of $15,253,543 and a gain settlement of debt of $9,993,528 during the nine months ended September 30, 2020.

As a result of the changes described above, net income was $3,207,572 during the nine months ended September 30, 2021 compared to a net loss of $7,068,523 during the nine months ended September 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Gary Grieco, our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rule and forms; and (ii) accumulated and communicated to our principal executive officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer concluded that as of September 30, 2021, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Auctus Fund Settlement

In March of 2019, we entered into a Securities Purchase Agreement with Auctus Fund, LLC (“Auctus”), whereby we borrowed $75,000 from Auctus under the terms of a convertible promissory note and included the issuance to 187,500 warrants to Auctus. Adjustment provisions in the Securities Purchase Agreement and the note required PCTL to adjust the number of warrants and exercise price based upon future financings.

In late 2019, we defaulted on the Auctus note, which triggered a number of default provisions of the note. We disputed the amounts claimed to be owed to Auctus, the number of shares of common stock to be reserved for conversion of the note and the number and exercise price of the warrants held by Auctus. Negotiations of these disputes lasted for several months.

In October of 2020, we entered into a Conditional Settlement Agreement with Auctus to settle all disputes and claims between the parties. A material dispute between the parties was the warrants, which according the Auctus had ballooned to 107,142,857 shares at an exercise price of $0.00035. Pursuant to the settlement agreement, Auctus agreed to settle such disputes and claims based upon the payment of $145,000 in cash and the issuance of 8,000,000 shares of common stock.

On September 1, 2021, we issued 8,000,000 common shares and paid the remaining cash balance to Auctus under the terms of the settlement. We fully complied with all payments required under the settlement agreement and issued the shares of common stock to Auctus, which triggered the mutual release of all disputes and claims between us and Auctus. Despite our compliance with the terms of the settlement agreement, Auctus has refused to execute the mutual release required by the settlement agreement and acknowledge the cancellation of the warrants as part of the settlement.

As of the date of this filing, we are exploring our remedies against Auctus, which may include filing legal action for breach of the settlement agreement and seeking a declarotory judgment as to the cancellation of the warrants. We are also continuing to seek cooperation with Auctus in settlement of this ongoing dispute.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. However, we detailed significant business risks in Item 1A to our Form 10-K/A for the year ended December 31, 2020.

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

On April 5, 2021, the Company entered into a convertible promissory note with a non-related party for $43,000. The Note is due on April 5, 2022 and bears interest on the unpaid principal balance at the rate of 12% per annum. The Note may be converted by the lender at any time before 6-months of the date of issuance into shares of Company's common stock at the conversion price equal to 61% multiplied by the Market Price.

On April 14, 2021, the Company entered into a convertible promissory note with a non-related party for $200,000. The Note is due on April 14, 2022 and bears interest on the unpaid principal balance at the rate of 5% per annum. The Note may not be converted by the lender before 6 months of the issuance date into shares of Company's common stock at a conversion price equal to $0.10.

On May 3, 2021, the Company entered into a convertible promissory note with a non-related party for $128,000. The Note is due on May 3, 2022 and bears interest on the unpaid principal balance at the rate of 12% per annum. The Note may be converted by the lender at any time before 6-months of the date of issuance into shares of Company's common stock at the conversion price equal to 61% multiplied by the Market Price.

On May 5, 2021, the Company entered into an employment agreement with a recently appointed officer, whereby it authorized the issuance of 1,000,000 shares of common stock to such officer (see 8-K issued May 21, 2021)

On May 7, 2021, the Company deemed in the best interest to settle any and all of the Company's prior convertible debt with Crown Bridge Partners and allow for the cashless exercise to purchase 1,921,875 shares of PCT LTD's common stock (par value $0.001/share) at the rate of $0.032/share, thereby reducing PCT LTD's prior debt to Crown Bridge Partners to $0. In addition, Crown Bridge Partners shall release 60,072,853 shares to the agreed upon payment terms of $36,994 cash.

On June 2, 2021, the Company paid $25,000 to a non-related party toward a $150,000 Convertible Note dated April 9, 2020.

One June 2, 2021, the Company entered into a subscription and purchase agreement with a non-related party consisting of 3,750,000 restricted shares of common stock (aggregate) at a price per share of $0.02 for $75,000 cash.

One June 30 2021, the Company entered into a subscription and purchase agreement with a non-related party consisting of 5,000,000 restricted shares of common stock (aggregate) at a price per share of $0.02 for $100,000 cash.

On September 1, 2021, the Company issued 8,000,000 common shares and paid $21,000 to settle the remaining outstanding principal on a convertible note payable with Auctus Fund, LLC, of $88,795 and accrued interest of $26,153.

On September 10, 2021, the Company issued 2,000,000 common shares pursuant to a general release agreement dated July 23, 2021 with a former employee of the Company.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have entered into a number of promissory notes, some of which are in default as of September 30, 2021, or went into default before the filing of this Quarterly Report (See Note 6 to the financial statements).

A significant portion of our current debt is in default, which may subject us to litigation by the debt holders.

As of September 30, 2021, we had cash and cash equivalents of $239,327 and had a significant amount of short-term debt in default. Management's plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company. To date, the main source of funding has been through the issuance of convertible notes with provisions that allow the holder to convert the debt and accrued and unpaid interest at substantial discounts to the trading price of our common stock. The effect of the conversions in the year ended December 31, 2020 and the period ended September 30, 2021 for the convertible notes has been to substantially dilute existing holders of common stock of our Company. However, there is no assurance that management will be successful in being able to continue to obtain additional funding or defend potential litigation by note holders.

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

PCT LTD

Date: November 15, 2021	By:	/s/ Gary Grieco
Gary Grieco, Principal Executive Officer
Chief Executive Officer and Chairman

