Form 10-K
period 2021-12-31
PCT LTD
filed 2022-03-31
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001 per share

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

As at June 30, 2021, the aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the closing price ($0.0172) of the Registrant’s most recently completed second fiscal quarter was $12,589,934.

The number of shares outstanding of the registrant's common stock as of March 24, 2022 was 790,924,690 which does not include 209,075,310 shares of common stock reserved against default on convertible debt.

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

Forward-looking statements may include the words “may,” “could,” “should,” “project,” “position,” “target,” “plan,” “seek,” “foresee,” “outlook,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and variations of these words and similar expressions. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

In this annual report, references to “PCT LTD,” “we,” “us,” “our” and “the Company” refer to PCT LTD and its wholly-owned operating subsidiary, Paradigm Convergence Technologies Corporation (“PCT Corp.” or “Paradigm”). We also have a minority owned subsidiary, Disruptive Oil and Gas Technologies Corp, and a dormant wholly-owned subsidiary, Technologies Development Corp.

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

Business Strategy – Operating Subsidiaries

PCT Corp.

PCTL focuses its business on acquiring, developing and providing sustainable, environmentally safe disinfecting, cleaning and tracking technologies. The Company acquires and holds rights to innovative products and technologies, which are commercialized through its wholly-owned operating subsidiary, PCT Corp. PCT Corp. is a technology development, design, assembly and manufacturing company specializing in providing cleaning/sanitizing/disinfectant fluid solutions and fluid-generating equipment that create environmentally safe solutions for global sustainability. PCT Corp. markets new products and technologies for the healthcare, agriculture, oil and gas and other industries through multiyear system and service contracts that provide equipment and support for our customers.

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

Disruptive Oil and Gas Technologies Corp

On July 11, 2021, we incorporated a new wholly-owned subsidiary, Disruptive Oil and Gas Technologies Corp (“Disruptive O&G”), in the State of Nevada. Disruptive O&G was formed to allow us flexibility in operations dealing with the oil and gas industry. As at December 31, 2021, Disruptive O&G had not commenced operations.

In October of 2021, we entered into a contribution agreement (the “Contribution Agreement”) among Nano Gas Technologies, Inc. (“Nano Gas”), NGT Energy Inc, Pentagon Technical Services, Inc. (“Pentagon”) and Disruptive O&G. Pursuant to the Contribution Agreement, Nano Gas assigned a patent, titled “Nanobubble Dispersions in Electrochemically Activated Solutions”, to Disruptive O&G in return for a 46.25% ownership interest in the entity and Pentagon was issued a 7.5% ownership interest in the entity for services. A copy of the Contribution Agreement is attached hereto as Exhibit 10.7.

Technologies Development Corp

On July 11, 2021, we incorporated a new wholly-owned subsidiary, Technologies Development Corp (“TDC”), in the State of Nevada. TDC was formed in anticipation of expanding our operations through the development of additional technologies, joint venturing with industry partners or other purposes as determined by management. As of December 31, 2021, TDC was inactive; however, subsequent to year-end, TDC has located a company with unique technology and is in discussions to structure a potential transaction in the second quarter of 2022.

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

This Company’s proprietary production, distribution and applications technologies have solved these problems. Its production equipment allows the Hydrolyte® solution to be produced consistently with specific, predetermined concentration of HOCl within the range of concentrations typically employed (50 to 600 PPM) as well as the desired pH level (the pH scale measures how acidic or Alkaline a substance is) that may be desirable for any given application. To resolve the maintenance of efficacy issue, PCT Corp. has perfected generation (production) equipment which is small enough to be located on the customer’s facility, allowing for production-on-demand rather than maintaining stored product inventory. For customers who will not use enough product to justify the on-site equipment, the company intends to engage industry-specific distribution and commercial services companies to provide the products to end-user customers on a regular delivery schedule. The combination of the on-site generation and delivery solutions should assure end-users will always be supplied with fresh, full-strength product.

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

Testing/Research:

Six years ago (2015), an opportunity was identified for research into a possibly significant opportunity for commercialization of a formulation of the Company’s Hydrolyte® product. A critical agricultural market was seeking solutions to eradicate a serious and threatening microbial infestation. The company’s management determined that our product’s microbicide capability could provide a readily deployable and effective solution to the problem. Three months (late 2015 and early 2016) were spent determining the research requirements, target-market requirements and the potential for successful commercialization in the identified market. Two seasoned professionals with the necessary expertise were brought on board, and the project was launched from the Company’s facility in Little River, South Carolina, during the fourth quarter of 2015.

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

Oil and Gas Industry

World market prices for oil have fluctuated during the past several years. As opportunities in this market emerge, we plan to use oil-field service companies to market and distribute our Hydrolyte® and Catholyte products to their clients/customers. Management incorporated Disruptive O&G to address this market and anticipates the Contribution Agreement with Nano Gas will enhance our presence and success in the industry.

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

Marketing, Sales and Distribution of Hydrolyte®

Once again, marketing and sales activities were nominal in the first half of 2021 while management focused on adapting its business model to meet the climate created by the worldwide pandemic. A good portion of 2021 was spent building sufficient physical production capacity to meet demand, while developing work flows, shipper relationships and accounting systems to serve fluids customers instead of assembling equipment. New distributor and customer relationships were established through management’s existing contacts and as a result of much of the business world seeking an effective disinfectant to protest themselves during the unprecedented pandemic event. Management, working with consultants well-known to management, continues to establish distributor and/or joint venture opportunities and other agreements for the marketing and sales of PCT Corp.’s products and services.

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

In institutional facilities and agricultural industries, PCT Corp. believes that its proprietary integrated technologies solutions in production, distribution, applications management and tracking will continue to provide a competitive advantage in direct competition with other HOCl-producers. In the oil and gas industry PCT Corp. has demonstrated the effectiveness and efficiencies of its Hydrolyte® and continues to develop commercial market data and test results to further promote the use of PCT Catholyte and processes and commercial acceptance from its customers. It is well positioned with respect to other companies providing anolyte-based biocides.

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

Research and Development

PCT Corp.’s research and development costs for the years ended 2021 and 2020 were $38,630, and $40,429, respectively. During that period, PCTL continued ongoing research and development testing of the application of the Hydrolyte® technology in the oil and gas industry; as a biocide in institutional facilities, such as, hospitals, jails and medical facilities; and continued in trial tests in agriculture and food processing.

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

Employees

At the end of 2021, PCT Corp. had sixteen (16) full-time employees, two (2) part-time employees, and contract consultants who were engaged on a regular basis. Management confers with outside expert consultants, attorneys and accountants as necessary. The company anticipates engaging additional full-time employees in 2022.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to PCTL’s securities. The risks and uncertainties described below are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition, and liquidity. Our business is also subject to general risks and uncertainties that affect many other companies. For purposes of this section, references to our business include the businesses of our subsidiaries, PCT Corp., Disruptive O&G and TDC. The risks discussed below are not presented in order of importance or probability of occurrence.

COVID-19

The current and potential effects of coronavirus may impact our business, results of operations and financial condition.

Actual or threatened epidemics, pandemics, outbreaks, or other public health crises could materially and adversely impact or disrupt our operations, adversely affect the local economies where we operate and negatively impact our customers' spending in the impacted regions or depending upon the severity, globally, which could materially and adversely impact our business, results of operations and financial condition. For example, since December 2019, a strain of novel coronavirus (causing "COVID-19") surfaced in China and has spread into the United States, Europe and most other countries of the world, resulting in certain supply chain disruptions, volatilities in the stock market, lower oil and other commodity prices due to diminished demand, massive unemployment, and lockdown on international travels, all of which has had an adverse impact on the global economy. There is significant uncertainty around the breadth and duration of the business disruptions related to COVID-19, as well as its impact on the U.S. economy. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could adversely affect our ability to adequately staff and manage our business. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain, rapidly changing and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.

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

Our overall cash position as of December 31, 2021 provides limited liquidity to fund day-to-day operations. The Company’s independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. We may need to seek additional financing to support our continued operations; however, there are no assurances that any such financing can be obtained or achieved on commercially reasonable terms, if at all. In view of these conditions, our ability to continue as a going concern depends on our ability to generate sufficient cash flows from our new technology products or to obtain the necessary financing for operations. The outcome of these matters cannot be predicted at this time. The audited consolidated financial statements for the year ended December 31, 2021 do not include any adjustment to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue business operations. Any such adjustment could be material.

Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of December 31, 2021, our consolidated indebtedness was $2,165,102 (net of discounts), with approximately $85,850 due to related parties. Our indebtedness could have important consequences, including the following:

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

As of December 31, 2021, we had cash and cash equivalents of $116,497 and had a portion of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, including increased interest rates, default fees and other financial penalties. As of the date of this Annual Report none of the lenders have pursued their legal remedies. Management’s plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company. To date, the main source of funding has been through the issuance of Preferred Series C shares and the issuance of convertible notes with provisions that allow the holder to convert the debt and accrued and unpaid interest at substantial discounts to the trading price of our common stock. The effect of the conversions and settlement of convertible debt in the year ended December 31, 2021 for the convertible notes has been to substantially dilute existing holders of common stock of our Company. However, there is no assurance that management will be successful in being able to continue to obtain additional funding or defend potential litigation by note holders.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial working capital needs. Our cash on hand, together with cash generated from product sales, services, cash equivalents and short-term investments will not meet our working capital and capital expenditure requirements for the next twelve months. In fact, we will be required to raise additional funds throughout 2022 or we will need to limit operations until such time as we can raise substantial funds to meet our working capital needs. In addition, we will need to raise additional funds to fund our operations and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, marketing and development activities.

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

We may not be able to successfully fund future acquisitions of new businesses due to the lack of availability of debt or equity financing on acceptable terms, which could impede the implementation of our acquisition strategy and materially adversely impact our financial condition, business and results of operations.

In order to make future acquisitions, we intend to raise capital primarily through debt financing, additional equity offerings, the sale of stock or assets of our businesses, and by offering equity in the businesses to the sellers of target businesses or by undertaking a combination of any of the above. Since the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. Such funding may not be available on acceptable terms. In addition, the level of our indebtedness may impact our ability to borrow funds on acceptable terms. Another source of capital for us may be the sale of additional shares of common stock, subject to market conditions and investor demand for the shares at prices that we consider to be in the interests of our stockholders. These risks may materially adversely affect our ability to pursue our acquisition strategy successfully and materially adversely affect our financial condition, business and results of operations.

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

Our articles of incorporation authorizes the Board of Directors to issue up to 1,000,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, of which we have designated 1,000,000 shares as Series A, 1,000,000 shares as Series B and 1,500,000 shares as Series C.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment. Along these lines, at December 31, 2020 we had approximately 722.5 million shares of common stock outstanding and ended 2021 with approximately 790.9 million shares outstanding, an increase of 9.5%. In addition, as of March 24, 2022 we had approximately 790.9 million shares outstanding.

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

PCTL is authorized to issue a total of 10,000,000 shares of “blank check” preferred stock and has issued: 500,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred Stock (which contain voting rights of 500-to-1) and 1,500,000 shares of Series C Preferred Stock. PCTL’s Board of Directors can determine the rights, preferences, privileges, and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that PCTL’s Board of Director, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring, or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of PCTL’s common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company re-negotiated an annual lease on the Little River, SC facility for $7,500 per month, retroactive from July 1, 2020, which was renewed for another year, effective July 1, 2021, at $7,650 per month. In addition, a three-year lease for 9,600 s.f. of warehouse space in Fort Wayne, Indiana was added, effective November 1, 2020, for $4,500 per month. The Company also committed to a two-year building lease for additional office space in Little River, SC, effective April 1, 2021, for $2,750 per month, which was terminated effective October 14, 2021.

ITEM 3. LEGAL PROCEEDINGS

Auctus Fund Litigation

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

In October of 2020, we entered into a Conditional Settlement Agreement with Auctus to settle all disputes and claims between the parties. A material dispute between the parties was the warrants, which according to Auctus had ballooned to 107,142,857 shares at an exercise price of $0.00035. Pursuant to the settlement agreement, Auctus agreed to settle such disputes and claims based upon the payment of $145,000 in cash and the issuance of 8,000,000 shares of common stock.

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

On January 14, 2022, we filed a complaint in the United States District Court for the District of Massachusetts (Case 1:22-cv-10053), against Auctus seeking damages for:

1.	Breach of Contract;

2.	Breach of Implied Covenant of Good Faith and Fair Dealing;

3.	Reformation of Mutual Release;

4.	Fraud;

5.	Conversion; and

6.	Unjust Enrichment.

The case is currently ongoing.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

PCT LTD’s common stock is quoted on the OTC Pink market under the symbol “PCTL.” Our common stock has traded infrequently on the OTC Pink.

On March 24, 2022, the closing price of shares of common stock of the Company was $0.016.  However, we consider our common stock to be thinly traded and, as a result, any reported sales prices may not be a true market-based valuation of the common stock.

(b) Holders of Common Stock

We had 271 stockholders of record as of March 24, 2022 and 790,924,690 shares outstanding, which does not include 209,075,310 shares of common stock reserved against default on convertible debt.

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

On October 12, 2021, the Company issued 15,000,000 common shares to settle a convertible note with a remaining balance of $0.

On December 14, 2021, the Company issued 2,548,461 common shares pursuant to a cashless exercise of 2,593,999 warrants to Auctus Fund, LLC.

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

Issuer Purchase of Securities

We did not repurchase any of our equity securities during the year ended December 31, 2021.

Defaults Upon Senior Securities

We have entered into a number of promissory notes, some of which are in default as of December 31, 2021, or went into default before the filing of this Annual Report (See Note 6 to the financial statements).

A portion of our current debt is in default, which may subject us to litigation by the debt holders.

As of December 31, 2021, we had cash and cash equivalents of $116,497 and had a portion of short-term debt in default. Management's plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company. To date, the main source of funding has been through the issuance of Preferred C stock and the issuance of convertible notes with provisions that allow the holder to convert the debt and accrued and unpaid interest at substantial discounts to the trading price of our common stock. The effect of the conversions in the year ended December 31, 2021 and the year ended December 31, 2020 for the convertible notes has been to substantially dilute existing holders of common stock of our Company. However, there is no assurance that management will be successful in being able to continue to obtain additional funding or defend potential litigation by note holders.

ITEM 6. [RESERVED]

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

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded a net income of $988,619 for the year ended December 31, 2021 and accumulated losses of $29,598,993 from inception through December 31, 2021.

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

The expected costs for the next twelve months include:

•	continuation of commercial launch of non-toxic sanitizing, disinfecting and sterilizing products and technologies with a strong emphasis on health care facilities, including hospitals, nursing homes, assisted living facilities, clinics and medical, dental and veterinarian offices;

•	continued research and development on product generation units including those designed for on-site deployment at customers' facilities;

•	accelerated research and development and initial commercialization on applications of the products in the agricultural sector, most specifically with respect to abatement of a specific crop disease crisis caused by a bacterium in the U.S. and elsewhere;

•	acquiring available complementary technology rights;

•	payment of short-term debt;

•	hiring of additional personnel in 2022; and

•	general and administrative operating costs.

Management projects these costs to total approximately $2,580,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements. Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions, management believes that the Company expects to be covering its fixed operating expenses ("burn rate") by the end of the third quarter of 2022.

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

SUMMARY OF BALANCE SHEET	December 31, 2021	December 31, 2020
Cash and cash equivalents	$116,497	$115,196
Total current assets	310,763	747,756
Total assets	4,254,258	4,634,610
Total liabilities	6,283,637	11,038,156
Accumulated deficit	(29,598,993)	(30,587,612)
Total stockholders' deficit	$(4,498,024)	$(6,662,191)

For the year ended December 31, 2021, the Company recorded net income of $988,619 and at December 31, 2021 had a working capital deficit of $4,466,106. Since inception we had not established an ongoing source of revenue sufficient to cover our operating costs. During the years ended December 31, 2021 and 2020 we primarily relied upon equity issuances and advances and loans from stockholders and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $116,497 in cash at December 31, 2021, compared to $115,196 in cash at December 31, 2020. We had total liabilities of $6,283,637 at December 31, 2021 compared to $11,038,156 at December 31, 2020.

Total assets decreased by $380,352 to $4,254,258 at December 31, 2021 compared to $4,634,610 at December 31, 2020. This decrease is primarily from a decrease in accounts receivable and prepaid expenses and from depreciation and amortization recorded on intangible assets and right-of-use assets during the year ended December 31, 2021.

Total liabilities decreased by $4,754,519 to $6,283,637 at December 31, 2021 compared to $11,038,156 at December 31, 2020. This decrease is primarily from a decrease in derivative liabilities of $4,058,767 and a decrease in notes payable, notes payable – related party, and convertible notes payable of $616,995.

Our current cash flow is not sufficient to meet our monthly expenses of approximately $215,000 and to fund future research and development adequately. We intend to rely on additional debt financing, loans from existing stockholders and private placements of common stock for additional funding in addition to the increasing our recognized revenue from the leasing and/or sale of products; however, there is no assurance that additional funding will be available. We do not have material commitments for future capital expenditures. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on favorable terms.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

The table below presents information regarding cash flows:

SUMMARY OF CASH FLOWS	Year ended December 31, 2021	Year ended December 31, 2020
Net cash used in operating activities	$(1,508,640)	$(830,664)
Net cash used in investing activities	$(468,866)	$(163,133)
Net cash provided by operating activities	$1,978,807	$1,041,380
Net change in cash	$1,301	$47,583

Commitments and Obligations

At December 31, 2021 the Company recorded notes payable totaling approximately $2,165,102 (related, non-related and convertible, net of debt discount) compared to notes payable totaling $2,781,597 (related, non-related and convertible, net of debt discount) at December 31, 2020. These notes payable represent cash advances received and expenses paid from third parties and related parties. At December 31, 2021, all of the notes payable carry effective interest from 0% to 12% and are due ranging from on demand to November 30, 2023.

The Company headquarters and operations are located in Little River, South Carolina. The Company re-negotiated an annual lease on the Little River, SC facility for $7,500 per month, retroactive to July 1, 2020, which is renewable for an additional four years (with a 2% increase annually). Effective July 1, 2021 through June 30, 2022, the monthly lease payment is $7,650. The Company added a three-year lease for 9,600 sf. of warehouse space in Fort Wayne, Indiana, effective November 1, 2020, for $4,500/month. Effective April 1, 2021, the Company entered into a 2-year lease for additional office space in Little River, SC, for $2,750 per month, which was terminated effective October 14, 2021.

Results of Operations

SUMMARY OF OPERATIONS	Year Ended December 31

	2021	2020
Revenues	$1,281,177	$2,519,914
Total operating expenses	3,773,257	3,921,143
Total other income (expense)	3,480,699	(2,410,816)
Net income (loss)	988,619	(3,812,045)
Net income (loss) attributable to common stockholders'	988,619	(4,082,045)
Basic income (loss) per share	0.00	(0.01)
Diluted income (loss) per share	$(0.00)	$(0.01)

Revenues decreased to $1,281,177 for the year ended December 31, 2021 compared to $2,519,914 for the year ended December 31, 2020. The revenue decrease for the period was primarily due to the decreased volume of fluids sold as a result of the decreased need for an effective US EPA-registered disinfectant as the country came out of the COVID-19 pandemic. Accordingly, product sales decreased to $233,147 during the year ended December 31, 2021 compared to $1,527,465 during the year ended December 31, 2020. However, revenue for equipment leases increased to $894,786 during the year ended December 31, 2021 compared to $750,496 during the year ended December 31, 2020.

Total operating expenses decreased to $3,773,257 during the year ended December 31, 2021 compared to $3,921,143 during the year ended December 31, 2020. The decrease during the period was primarily due to a decrease in cost of product, licensing, and equipment leases of $884,456 partially offset by an increase in general and administrative expenses of $719,543.

General and administrative expenses increased to $3,204,922 for the year ended December 31, 2021 compared to $2,485,379 during the year ended December 31, 2020. General and administrative increased due to stock-based compensation for consulting services, salaries and wages, and professional and accounting fees.

Depreciation and amortization expenses increased to $367,534 during the year ended December 31, 2021 compared to $348,708 during the year ended December 31, 2020.

Total other income was $3,480,699 for the year ended December 31, 2021 compared to other expense of $2,410,816 during the year ended December 31, 2020. The overall change was a primarily due to a gain on change in fair value of derivative liability of $22,861 and a gain on settlement of debt of $3,930,402 during the year ended December 31, 2021 versus a loss on change in fair value of derivative liability of $13,046,832 and a gain settlement of debt of $12,020,966 during the year ended December 31, 2020.

As a result of the changes described above, net income was $988,619 during the year ended December 31, 2021 compared to a net loss of $3,812,045 during the year ended December 31, 2020.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PCT LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PCT LTD:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PCT LTD ("the Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Determination and Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Notes 6, 7, and 10 of the financial statements, during the year ended December 31, 2021 and in prior periods, the Company issued convertible notes and warrants that required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability, and whether the warrants required accounting treatment as derivative liabilities. The Company determined that the conversion features of certain of its convertible notes and certain warrants issued in financing arrangements required to be accounted for as derivative liabilities due to: (1) the inclusion of embedded put options within the fundamental transaction clause of certain warrants; and (2) certain instruments containing variable conversion rates with no explicit limit on the number of shares that may be required to be issued; and (3) in some cases the Company could not assert it had sufficient authorized but unissued shares available to settle instruments considering all other stock-based commitments. The derivative liabilities were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period. The Company utilized a binomial option pricing model to determine the fair value of the derivative liabilities, which uses certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

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

Draper, UT

March 31, 2022

PCT LTD

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$116,497	$115,196
Accounts receivable, net	96,022	349,526
Inventory	36,954	6,188
Prepaid expenses	53,090	274,736
Other current assets	8,200	2,110
Total current assets	310,763	747,756

PROPERTY AND EQUIPMENT, net	762,054	358,719

OTHER ASSETS
Intangible assets, net	3,098,021	3,400,024
Operating lease right-of-use asset	83,420	118,385
Deposits	—	9,726
Total other assets	3,181,441	3,528,135

TOTAL ASSETS	$4,254,258	$4,634,610

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$72,873	$272,978
Accrued expenses – related parties	226,844	139,280
Accrued expenses	691,364	622,040
Deferred revenue	—	1,075
Operating lease liability	42,012	34,965
Current portion of notes payable – related parties, net	85,850	789,214
Current portion of notes payable, net	133,144	384,380
Current portion of convertible notes payable, net	480,808	1,554,503
Derivative liability	3,044,034	7,102,801
Total current liabilities	4,776,929	10,901,236

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion and discounts	1,465,300	53,500
Operating lease liability, net of current portion	41,408	83,420
TOTAL LIABILITIES	6,283,637	11,038,156

MEZZANINE EQUITY
Preferred stock series A, $0.001 par value; 1,000,000 authorized; 500,000 issued and outstanding at December 31, 2021 and 2020, respectively	60,398	60,398
Preferred stock series B, $0.001 par value; 1,000,000 authorized; 1,000,000 issued and outstanding at December 31, 2021 and 2020, respectively	158,247	158,247
Preferred stock series C, $0.001 par value; 1,500,000 (December 31, 2020 - 5,500,000) authorized; 1,500,000 and 40,000 issued and outstanding at December 31, 2021 and 2020, respectively	2,250,000	40,000
TOTAL MEZZANINE EQUITY	2,468,645	258,645
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 1,000,000,000 authorized; 790,924,690 and 722,487,846 issued and outstanding at December 31, 2021 and 2020, respectively	790,924	722,488
Additional paid-in-capital	24,310,045	23,202,933
Accumulated deficit	(29,598,993)	(30,587,612)
TOTAL STOCKHOLDERS’ DEFICIT	(4,498,024)	(6,662,191)

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' DEFICIT	$4,254,258	$4,634,610

The accompanying notes are an integral part of these consolidated financial statements

PCT LTD

Consolidated Statements of Operations

	For the years ended December 31,
	2021	2020

REVENUES
Product	$233,147	$1,527,465
Licensing	153,244	241,953
Equipment leases	894,786	750,496
Total revenues	1,281,177	2,519,914

OPERATING EXPENSES
General and administrative	3,204,922	2,485,379
Research and development	38,630	40,429
Costs of product, licensing, and equipment leases	162,171	1,046,627
Depreciation and amortization	367,534	348,708
Total operating expenses	3,773,257	3,921,143

Loss from operations	(2,492,080)	(1,401,229)

OTHER INCOME (EXPENSE)
Interest expense	(472,775)	(1,384,950)
Gain (loss) on change in fair value of derivative liability	22,861	(13,046,832)
Gain on settlement of debt	3,930,401	12,020,966
Other income	212	—
Total other income (expense)	3,480,699	(2,410,816)

Income (loss) before income taxes	988,619	(3,812,045)

Income taxes	—	—

NET INCOME (LOSS)	$988,619	$(3,812,045)
Preferred series C stock deemed dividends	—	(270,000)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS’	$988,619	$(4,082,045)

Basic income (loss) per share	$0.00	$(0.01)
Diluted income (loss) per share	$(0.00)	$(0.01)

Basic weighted average shares outstanding	765,752,715	609,029,869
Diluted weighted average shares outstanding	821,476,062	609,029,869

The accompanying notes are an integral part of these consolidated financial statements

PCT LTD

Consolidated Statements of Stockholders’ Deficit

For the years ended December 31, 2021 and 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2019	498,880,300	$498,881	$15,872,330	$(26,505,567)	$(10,134,356)
Common stock issued for services	30,525,000	30,525	645,594	—	676,119
Common stock issued from subscriptions	9,800,000	9,800	220,700	—	230,500
Common stock issued in settlement of debt	30,250,000	30,250	1,128,475		1,158,725
Common stock issued in conversion of convertible notes payable	98,786,360	98,786	897,382	—	996,168
Common stock issued in cashless exercise of warrants	9,246,186	9,246	420,702	—	429,948
Common stock issued in conversion of series C preferred stock	45,000,000	45,000	449,000	—	494,000
Deemed dividend from beneficial conversion feature on series C preferred stock	—	—	270,000	(270,000)	—
Deemed premium from conversion feature on note payable	—	—	3,298,750	—	3,298,750
Net loss	—	—	—	(3,812,045)	(3,812,045)
Balance – December 31, 2020	722,487,846	$722,488	$23,202,933	$(30,587,612)	$(6,662,191)
Common stock issued for cash	3,750,000	3,750	71,250	—	75,000
Common stock issued for services	3,750,000	3,750	100,525	—	104,275
Common stock issued in cashless exercise of warrants	4,470,336	4,470	30,124	—	34,594
Common stock issued in settlement of debt, related party	4,466,508	4,466	648,844	—	653,310
Common stock issued in conversion of convertible notes payable	48,000,000	48,000	116,000	—	164,000
Common stock issued in conversion of series C preferred stock	4,000,000	4,000	36,000	—	40,000
Stock-based compensation	—	—	104,369	—	104,369
Net income	—	—	—	988,619	988,619
Balance – December 31, 2021	790,924,690	790,924	24,310,045	(29,598,993)	(4,498,024)

 The accompanying notes are an integral part of these consolidated financial statements

PCT LTD

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$988,619	$(3,812,045)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	367,534	348,708
Amortization of debt discounts	249,171	436,352
Amortization of operating lease right-of-use asset	48,534	5,229
Loss on disposal of property and equipment	—	173,551
Bad debt expense	—	45,575
Common stock issued for services	521,101	676,119
(Gain) loss on change in fair value of derivative liability	(22,861)	13,046,832
(Gain) loss on settlement of debt	(3,930,401)	(12,020,966)
Stock-based compensation	104,369	—
Default penalties on convertible notes	26,227	28,762
Changes in operating assets and liabilities:
Accounts receivable	210,118	(283,186)
Inventory	(30,766)	20,481
Prepaid expenses and deposits	(52,151)	(243,863)
Other Assets	(6,090)	—
Deposits	9,726	—
Operating lease liability	(48,534)	(5,229)
Deferred revenue	(1,075)	1,075
Accounts payable	(200,105)	(42,250)
Accrued expenses – related party	16,663	54,742
Accrued expenses	241,281	739,449
Net cash used in operating activities	(1,508,640)	(830,664)

Cash Flows from Investing Activities:
Purchase of property and equipment	(468,866)	(163,133)
Net cash used in investing activities	(468,866)	(163,133)

Cash Flows from Financing Activities:
Proceeds from notes payable – related parties	—	3,500
Proceeds from notes payable	419,575	695,470
Proceeds from convertible notes payable	1,121,250	1,463,000
Proceeds from series C preferred stock subscriptions	—	270,000
Proceeds from the sale of series C preferred stock	2,250,000	—
Proceeds from common stock subscriptions	75,000	230,500
Repayments of notes payable – related parties	(78,798)	(41,286)
Repayments of notes payable	(904,341)	(716,897)
Repayments of convertible notes payable	(903,879)	(862,907)
Net cash provided by financing activities	1,978,807	1,041,380

Net change in cash	1,301	47,583
Cash and cash equivalents at beginning of year	115,196	67,613
Cash and cash equivalents at end of year	$116,497	$115,196

Supplemental Cash Flow Information:
Cash paid for interest	$75,251	$219,194
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Original debt discounts against notes payable	$174,435	$223,942
Original debt discounts against convertible notes	$34,412	$201,388
Deemed dividend from beneficial conversion feature on preferred series C stock	$—	$270,000
Common stock issued in cashless exercise of warrants	$—	$429,948
Common stock issued in conversion of convertible notes payable	$158,594	$996,168
Common stock issued in conversion of notes payable	$40,000	$—
Common stock issued to settle notes payable – related parties	$653,310	$—
Initial operating lease right-of-use asset and liability	$—	$123,614
Common stock issued in conversion of preferred series C stock	$40,000	$494,000
Property and equipment transferred to inventory	$—	$26,669
Right of use assets and liabilities	$52,599	$—
Settlement of debt with accounts receivable form related party	$43,386	$—

The accompanying notes are an integral part of these consolidated financial statements

PCT LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PCT LTD., (the “Company” or “PCT LTD”), a Delaware corporation, was formed on February 27, 1986. The Company changed its domicile to Nevada on August 26, 1998. The Company acquires, develops and provides sustainable, environmentally safe disinfecting, cleaning and tracking technologies. The Company specializes in providing cleaning, sanitizing and disinfectant fluid solutions and fluid-generating equipment that creates environmentally safe solutions for global sustainability.

On August 31, 2016, the Company entered into a Securities Exchange Agreement with Paradigm Convergence Technologies Corporation (“Paradigm,” or “PCT Corp.”) to effect the acquisition of Paradigm as a wholly-owned subsidiary. Paradigm is located in Little River, SC, was formed June 6, 2012, and is a technology licensing company specializing in environmentally safe solutions for global sustainability. Paradigm holds a patent, intellectual property and/or distribution rights to innovative products and technologies. Paradigm provides innovative products and technologies for eliminating biocidal contamination from water supplies, industrial fluids, hard surfaces, food-processing equipment and medical devices. Paradigm’s overall strategy is to market new products and technologies through the use of equipment leasing, joint ventures, licensing, distributor agreements and partnerships.

Effective on February 29, 2018, the Company changed its name from Bingham Canyon Corporation to PCT LTD. to more accurately identify the Company’s direction and to develop the complementary relationship and association with its wholly-owned operating company, Paradigm.

On July 11, 2021, the Company incorporated two wholly-owned subsidiaries, Disruptive Oil and Gas Technologies Corp. (“Disruptive”) and Technologies Development Corp., both in the State of Nevada. On October 20, 2021, the Company sold a 53.25% interest in Disruptive in consideration for the assignment of certain patents to Disruptive and realized no gain or loss on the sale.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PCT LTD (“Parent”) and its two wholly-owned subsidiaries, Paradigm Convergence Technologies Corporation and Technologies Development Corp. All intercompany accounts have been eliminated upon consolidation. At December 31, 2021, the Company owns a 46.25% interest in Disruptive Oil and Gas Technologies Corp., which had no material assets, liabilities or operations.

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

Cash and Cash Equivalents

Cash and cash equivalents are considered to be cash and highly liquid securities with original maturities of three months or less. The cash of $116,497 and $115,196 as of December 31, 2021 and December 31, 2020, respectively, represents cash on deposit in various bank accounts. There were no cash equivalents as of December 31, 2021 and December 31, 2020.

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

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2021, consisted of the following:

	Total fair value at December 31, 2021 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Description:
Derivative liability (1)	3,044,034	—	—	3,044,034
Total	3,044,034	—	—	3,044,034

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020, consisted of the following:

	Total fair value at December 31, 2020 $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
Description:
Derivative liability (1)	7,102,801	—	—	7,102,801
Total	7,102,801	—	—	7,102,801

(1) The Company has estimated the fair value of these liabilities using the Binomial Model.

Derivative Liabilities

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet. The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. As of December 31, 2021, and December 31, 2020, the Company had a $3,044,034 and $7,102,801 derivative liability, respectively.

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

Accounts Receivable

Trade accounts receivable are recorded at the time product is shipped or services are provided including any shipping and handling fees. The Company provided allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable is periodically evaluated for collectability basis on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. Based on management’s evaluation, the Company provided an allowance for doubtful accounts of $0 and $61,825 at December 31, 2021 and December 31, 2020, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first in, first out (FIFO) method. We record the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. As of December 31, 2021 and December 31, 2020, the inventory consisted of parts for equipment sold as replacement parts to existing customers or sold to new customers. The Company has recorded a reserve allowance of $0 as of December 31, 2021 and December 31, 2020, respectively. The Company has determined that some of the supplies inventory is necessary to be placed into service, after assembly into equipment to be used in product manufacturing and classified as lease equipment in property and equipment. The balance at December 31, 2021 and December 31, 2020 of such supplies and equipment not yet placed in service amounted to $450,151 and $32,580, respectively.

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

Impairment of Long-lived Assets

The carrying values of the Company’s long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that they may not be recoverable. When projections indicate that the carrying value of the long-lived asset is not recoverable, the carrying value is reduced by the estimated excess of the carrying value over the fair value. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the long-lived assets as determined by projected discounted net future cashflows. The recorded impairment expense was $0 for the years ended December 31, 2021 and December 31, 2020, respectively.

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

Leases

The Company accounts for leases in accordance with ASC 842, “Leases”, which requires lessees to recognize right-of-use ("ROU") assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. The Company records the associated lease liability and corresponding right-of-use asset upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option, if any. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. The Company has elected to adopt the following lease policies: (i) for leases that have lease terms of 12 months or less and does not include a purchase option that is reasonably certain to exercise, the Company elected not to apply ASC 842 recognition requirements; and (ii) the Company elected to apply the package of practical expedients for existing arrangements entered into prior to January 1, 2019 to not reassess (a) whether an arrangement is or contains a lease, (b) the lease classification applied to existing leases, and(c) initial direct costs. The Company has also elected the practical expedient to not separate between lease and non-lease components. During the year ended December 31, 2021, the Company recognized an initial operating lease right-of-use asset of $83,420 and operating lease liability of $83,420. During the year ended December 31, 2020, the Company recognized an initial operating lease right-of-use asset of $118,385 and operating lease liability of $118,385. See Note 5 for further details.

ASC 842 requires lessors to expense costs that are not direct leasing costs, to continually assess collectability of lessee payments, and if operating lease payments are not probable of collection, to only recognize into income equal to the lesser of (i) straight-line rental income or (ii) lease payments received to date.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, which provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company recognizes revenue based on the following five criteria: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied.

The Company has the following three revenue streams:

1)	Product sales (equipment and/or fluid solutions): Contracts for product sales consist of invoices that specify the transaction price. The only performance commitment is the provision of products and the transaction price is allocated to the products specified on the invoice. The Company recognizes revenue from the sale of products when the performance obligation is satisfied by transferring control of the product to a customer.

2)	Licensing: The Company licenses a contract-based use of the Company’s US EPA Product Registration, returning revenue in licensing fees and/or royalties from minimum or actual fluid sales. The Contract specifies the term, fees and/or royalty. Performance obligations include the provision of a sub-registration to use the US EPA Product Registration and/or the provision of a license to use the product for a period of time. The Company allocates the transaction price based on the relative standalone, selling price of each performance obligation. The Company’s licenses provide a right-to-use and create performance obligations, satisfied at a point in time. The Company recognizes revenue from licenses when the performance obligation is satisfied through the transfer of the license. For licenses that include royalties, the Company will recognize royalty revenue as the underlying sales or usages occur, as long as this approach does not result in the acceleration of revenue ahead of the entity’s performance.

3)	Equipment leases: Contracts for equipment leases are systems service agreements, usually 3-year contracts for the provision of the Company’s equipment, and service of such, under contract to customers, with renewable terms. The Company has elected to use the practical expedient under ASC 842 and account for each separate lease component and non-lease components associated with the systems service agreements as a single combined component and as a single performance obligation entirely under ASC 606. The performance obligation consists of the provision of leased equipment and all other services under the systems service agreements. The Company recognizes revenue from the leasing of equipment and services as the entity provides the equipment and the customer simultaneously receives and consumes the benefits through the use of the equipment and services. This revenue-generating activity would meet the criteria for a performance obligation satisfied over time. As a result, the Company recognizes revenue over time by using the output method, as the Company can measure progress of the performance obligation using the time elapsed under each obligation. Additionally, under ASC 842, lessors are required to continually assess collectability of lessee payments, and if operating lease payments are not probable of collection, to only recognize into income equal to the lesser of (i) straight-line rental income or (ii) lease payments received to date.

The Company has disclosed disaggregated revenue via revenue stream on the face of the statement of operations. The Company did not have any contract assets or liabilities at December 31, 2021 or 2020, respectively.

For the year ended December 31, 2021, one customer accounted for 68% of consolidated revenues for the year. For the year ended December 31, 2020, three customers accounted for 41%, 19% and 10%, respectively, of consolidated revenues for the year.

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC 718 “Compensation – Stock Compensation”. Under the provisions of ASC 718, stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is generally the vesting period. The fair value of our stock options and warrants is estimated using a Black-Scholes option valuation model. Refer to Notes 9 and 10 for further details.

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

Basic and Diluted Loss Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as options, warrants, convertible notes payable, preferred series A stock and preferred series C stock. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, for the year ended December 31, 2021, there were outstanding common share equivalents which amounted to 266,287,933 shares of common stock that were not included in the calculation as their effect is anti-dilutive. For fiscal periods with net losses, these common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

	Year ended December 31, 2021	Year ended December 31, 2020
Numerator:
Net income (loss)	$988,619	$(4,082,045)
(Gain) / Loss on change in fair value of derivative liability	(728,188)	—
(Gain) / Loss on settlement of debt	(3,342,759)	—
Interest expense	18,167	—
Adjusted net income (loss)	$(3,064,161)	$(4,082,045)

Denominator: Weighted average shares outstanding used in computing net income (loss) per share
Basic	765,752,715	609,029,869

Effect of dilutive warrants	49,706,458	—
Effect of convertible note weighted shares	6,016,889	—
Diluted	821,476,062	609,029,869

Net income (loss) per share applicable to common shareholders:
Basic	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)

Recent Accounting Pronouncements

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses, an accumulated deficit of $29,598,993, and negative cashflows from operations. As of December 31, 2021, the Company had a negative working capital of $4,466,166. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cashflow from operations, from debt or equity financing or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2021 and December 31, 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Leasehold improvements	$61,580	$18,840
Machinery and leased equipment	365,483	365,483
Leased equipment not yet in service	440,150	32,580
Office equipment and furniture	57,913	39,357
Website	2,760	2,760

Total property and equipment	$927,886	$459,020
Less: Accumulated Depreciation	(165,832)	(100,301)

Property and equipment, net	762,054	358,719

Depreciation expense was $65,531 and $44,303 for the year ended December 31, 2021 and 2020, respectively of which $52,212 (2020 - $39,413) related to leased equipment. During the year ended December 31, 2021, the Company recorded a loss on disposal of equipment of $0 (2020 - $173,551).

NOTE 4. INTANGIBLE ASSETS

Intangible assets at December 31, 2021 and December 31, 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Patents	$4,505,489	$4,505,489
Technology rights	200,000	200,000
Intangible, at cost	4,705,489	4,705,489
Less: Accumulated amortization	(1,607,468)	(1,305,465)
Net Carrying Amount	$3,098,021	$3,400,024

Amortization expense was $302,003 for the year ended December 31, 2021, of which $293,670 relates to patents and $8,333 relates to technology rights. Amortization expense was $304,405 for the year ended December 31, 2020, of which $294,474 relates to patents and $9,931 relates to technology rights. No impairment was recognized during the years ended December 31, 2021 and 2020.

Estimated Future Amortization Expense:

$
For year ending December 31, 2022	302,003
For year ending December 31, 2023	302,003
For year ending December 31, 2024	302,003
For year ending December 31, 2025	302,003
For year ending December 31, 2026	302,003
Thereafter	1,588,006
Total	3,098,021

NOTE 5 – LEASES

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

On October 19, 2020, the Company entered into a building lease with a three-year term and an effective date of November 1, 2020. The lease requires the Company to make payments of $4,500 per month. The Company recognized operating lease expense of $54,000 during the year ended December 31, 2021.

On March 15, 2021, the Company entered into a building lease with a two-year term and an effective date of April 1, 2021. The lease required the Company to make payments of $2,750 per month. The Company recognized operating lease expense of $19,250 during the year ended December 31, 2021. The Company terminated the lease effective October 14, 2021 and recognized an impairment of $39,030 during the year ended December 31, 2021.

At December 31, 2021, the weighted average remaining operating lease term was 1.83 years and the weighted average discount rate associated with operating leases was 18.5%.

The components of lease expenses for the year ended December 31, 2021 and 2020 were as follows:

	2021 $	2020 $

Total operating lease cost	73,250	10,458

The following table provides supplemental cashflow and other information related to leases for the year ended December 31, 2021 and 2020:

	2021 $	2020 $

Lease payments	164,150	9,000

Supplemental balance sheet information related to leases as of December 31, 2021 and 2020 are as below:

	2021 $	2020 $

Cost	176,213	123,614
Accumulated amortization	(53,763)	(5,229)
Impairment	(39,030)	—
Net carrying value	83,420	118,385

Future minimum lease payments related to lease obligations are as follows as of December 31, 2021:

$

2022	54,000
2023	45,000

Total minimum lease payments	99,000

Less: amount of lease payments representing effects of discounting	(15,580)

Present value of future minimum lease payments	83,420

Less: current obligations under leases	(42,012)

Lease liabilities, net of current portion	41,408

NOTE 6. NOTES PAYABLE

The following tables summarize notes payable as of December 31, 2021 and December 31, 2020:

Type	Original Amount	Origination Date	Maturity Date	Effective Annual Interest Rate	Balance at December 31, 2021	Balance at December 31, 2020
Note Payable (a)**	$25,000	05/08/2017	06/30/2018	0%	$22,500	$27,500
Note Payable (b)	$8,700	11/15/2018	06/30/2019	10%	$-	$8,700
Note Payable **	$118,644	05/05/2020	05/05/2021	8%	$110,644	$110,644
Note Payable (c)	$199,500	10/01/2020	09/28/2021	66%	$-	$149,573
Note Payable (d)	$126,000	11/03/2020	04/23/2021	166%	$-	$85,050
Note Payable (e)	$113,980	11/04/2020	03/15/2021	210%	$-	$65,988
Note Payable (f)	$177,800	01/02/2021	07/12/2021	116%	$-	$-
Note Payable (g)	$111,920	03/09/2021	05/21/2021	220%	$-	$-
Note Payable (h)	$29,686	03/09/2021	Demand	34%	$-	$-
Note Payable (i)	$222,400	06/01/2021	Demand	181%	$-	$-
Note Payable (j)	$87,000	06/29/2021	Demand	211%	$-	$-
Sub-total					$133,144	$447,455
Debt discount					$-	$(63,075)
Balance, net					$133,144	$384,380
Less current portion					$(133,144)	$(384,380)
Total long-term					$-	$-

** Currently in default

a)	On July 19, 2021, the Company repaid the principal amount of $5,000 leaving a note balance of $22,500.

b)	On July 19, 2021, the Company repaid the principal amount of $8,700 leaving a note balance of $0.

c)	On October 1, 2020, the Company sold future receivables with a non-related party for $199,500, of which $53,250 was loan fees and original issue discount resulting in cash proceeds to the Company of $146,250. The advance is to be repaid through weekly payments of $3,841. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the year ended December 31, 2021, $30,642 of the discount was amortized to expense, and the note was repaid leaving a note balance of $0.

d)	On November 3, 2020, the Company sold future receivables with a non-related party for $126,000, of which $39,650 was loan fees and original issue discount resulting in cash proceeds to the Company of $86,350. The advance is to be repaid through $1,050 daily payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the year ended December 31, 2021, $18,944 of the discount was amortized to expense, and the remaining $85,050 was repaid leaving a note balance of $0.

e)	On November 4, 2020, the Company sold future receivables with a non-related party for $113,980, of which $34,440 was loan fees and original issue discount resulting in cash proceeds to the Company of $79,540. The advance is to be repaid through $5,999 weekly payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the year ended December 31, 2021, $13,489 of the discount was amortized to expense, and the remaining $65,988 was repaid leaving a note balance of $0.

f)	On January 2, 2021, the Company sold future receivables with a non-related party for $177,800, of which $39,795 was loan fees and original issue discount resulting, and $35,994 was paid to settle the loan described in Note (e) in cash proceeds to the Company of $102,011. The advance is to be repaid through $7,730 weekly payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the year ended December 31, 2021, $39,795 of the discount was amortized to expense, and the remaining $46,383 was settled through a payment of $43,600 resulting in a gain on settlement of debt of $2,783 and a note balance of $0.

g)	On March 9, 2021, the Company sold future receivables with a non-related party for $111,920, of which $35,120 was loan fees and original issue discount resulting in cash proceeds to the Company of $76,800. The advance is to be repaid through $1,399 weekly payments. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the year ended December 31, 2021, $35,120 of the discount was amortized to expense, and $111,920 was repaid leaving a note balance of $0.

h)	On March 9, 2021, the Company sold future receivables with a non-related party for $29,686, of which $10,120 was loan fees and original issue discount resulting in cash proceeds to the Company of $19,566. During the year ended December 31, 2021, $10,120 of the discount was amortized to expense and $29,686 was repaid, leaving a note balance of $0.

i)	On June 1, 2021, the Company sold future receivables with a non-related party for $222,400, of which $8,000 was attributable to loan fees and $62,400 to original issue discount resulting in cash proceeds to the Company of $152,000. The advance is to be repaid through weekly payments of $8,554. In connection with the advance, the Company granted the lender a security interest and all past, present, and future assets of the Company. During the year ended December 31, 2021, $70,400 of the discount was amortized to expense, and $222,400 was repaid leaving a net note balance of $0.

j)	On June 29, 2021, the Company sold future receivables with a non-related party for $87,000, of which $27,000 was loan fees and original issue discount resulting in cash proceeds to the Company of $60,000. During the year ended December 31, 2021, $23,041 of the discount was amortized to expense, and $87,000 was repaid leaving a net note balance of $0.

The following table summarizes notes payable, related parties as of December 31, 2021 and December 31, 2020:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at December 31, 2021	Balance at December 31, 2020
Note Payable, RP (k)	$30,000	04/10/2018	01/15/2019	3%	$-	$30,000
Note Payable, RP (l)	$380,000	06/20/2018	01/02/2020	8%	$-	$380,000
Note Payable, RP (m)	$350,000	06/20/2018	01/02/2020	5%	$-	$285,214
Note Payable, RP (n)**	$17,000	06/20/2018	01/02/2020	5%	$10,000	$17,000
Note Payable, RP (o)	$50,000	07/27/2018	11/30/2018	8%	$10,850	$50,000
Note Payable, RP (p)	$5,000	10/09/2018	Demand	0%	$-	$5,000
Note Payable, RP (q)	$5,000	10/19/2018	Demand	0%	$-	$5,000
Note Payable, RP **	$15,000	08/16/2019	02/16/2020	8%	$15,000	$15,000
Note Payable, RP (r)	$2,000	02/11/2020	Demand	0%	$-	$2,000
Note Payable, RP (m)	$84,034	02/16/2021	Demand	5%	$50,000	$-
Subtotal					$85,850	$789,214
Debt discount					$-	$-
Balance, net					$85,850	$789,214
Less current portion					$(85,850)	$(789,214)
Total long-term					$-	$-

** Currently in default

k)	During the year ended December 31, 2021, the Company made several payments to repay the principal amount of $30,000 leaving a note balance of $0.

l)	On February 16, 2021, the Company issued 2,663,299 shares of common stock to settle a June 20, 2018, note payable of $380,000 and accrued interest of $26,153 owed to the current COO and Director of the Company. The Company recognized the fair value of the shares issued of $74,572 and due to the related party nature of the transaction no gain was recognized for the difference between the fair value of the shares and the extinguished debt. The resulting difference was recorded as Additional Paid-in Capital in the amount of $328,919.

m)	On February 16, 2021, the Company issued 1,803,279 shares of common stock to settle $247,270 from a $275,000 note payable dated June 20, 2018, which has a balance of $331,304, including interest, to the current Chairman and CEO of the Company. The Company also agreed to issue a new note for the remaining balance owed to the Chairman and CEO of $84,034, dated February 16, 2021. The note will bear interest at 5% per annum and is due on June 30, 2021. The Company recognized the fair value of the shares issued of $50,492 and due to the related party nature of the transaction no gain was recognized for the difference between the fair value of the shares and the extinguished debt. The resulting difference was recorded as Additional Paid-in Capital in the amount of $194,861. During the year ended December 31, 2021, the Company made several payments to repay the principal amount of $34,034 leaving a note balance of $50,000.

n)	During the year ended December 31, 2021, the Company made several payments to repay the principal amount of $7,000 leaving a note balance of $10,000.

o)	During the year ended December 31, 2021, the Company made several payments to repay the principal amount of $39,150 leaving a note balance of $10,850.

p)	On September 23, 2021, the Company repaid the principal amount of $5,000 leaving a note balance of $0.

q)	During the year ended December 31, 2021, the Company made several payments to repay the principal amount of $5,000 leaving a note balance of $0.

r)	On September 23, 2021, the Company repaid the principal amount of $2,000 leaving a note balance of $0.

The following table summarizes convertible notes payable as of December 31, 2021 and December 31, 2020:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at September 30, 2021	Balance at December 31, 2020
Convertible Note Payable (s)	$65,000	12/06/2018	12/06/2019	12%	$-	$46
Convertible Note Payable (t)	$75,000	03/18/2019	12/13/2019	24%	$-	$177,795
Convertible Note Payable (u)	$30,000	03/06/2020	03/05/2021	12%	$-	$21,662
Convertible Note Payable (v)	$150,000	04/10/2020	04/09/2021	12%	$25,000	$165,000
Convertible Note Payable (w)	$300,000	08/27/2020	07/31/2021	12%	$270,000	$300,000
Convertible Note Payable (x)	$53,500	09/22/2020	03/21/2022	12%	$-	$53,500
Convertible Note Payable (y)	$87,500	09/24/2020	Demand	8%	$-	$40,000
Convertible Note Payable (z)	$200,000	10/07/2020	10/06/2021	5%	$-	$200,000
Convertible Note Payable (aa)	$200,000	10/16/2020	10/15/2021	5%	$-	$200,000
Convertible Note Payable (bb)	$300,000	11/11/2020	11/10/2021	5%	$-	$300,000
Convertible Note Payable (cc)	$150,000	12/29/2020	12/28/2021	5%	$-	$150,000
Convertible Note Payable (dd)	$150,000	01/27/2021	01/27/2022	5%	$-	$-
Convertible Note Payable (ee)	$128,000	02/22/2021	02/22/2022	12%	$-	$-
Convertible Note Payable (ff)	$200,000	03/18/2021	03/18/2022	5%	$-	$-
Convertible Note Payable (gg)	$83,000	03/26/2021	03/26/2022	12%	$-	$-
Convertible Note Payable (hh)	$43,000	04/05/2021	04/05/2022	12%	$-	$-
Convertible Note Payable (ii)	$200,000	04/14/2021	04/14/2022	5%	$-	$-
Convertible Note Payable (jj)	$128,000	05/03/2021	05/03/2022	12%	$-	$-
Convertible Note Payable (kk)	$226,162	11/04/2021	11/04/2022	19%	$203,546	$-
Convertible Note Payable (ll)	$1,465,300	11/30/2021	11/30/2023	5%	$1,465,300	$-
Subtotal					$1,963,846	$1,608,003
Debt discount					$(17,738)	$-
Balance, net					$1,946,108	$1,608,003
Less current portion					$(480,808)	$(1,554,503)
Total long-term					1,465,300	53,500
* Embedded conversion feature accounted for as a derivative liability at period end ** Currently in default

s)	During the year ended December 31, 2021, the Company settled the remaining outstanding debt of $46 and accrued interest of $1,863 through an acknowledge from the creditor that no further amounts were owing.

t)	During the year ended December 31, 2021, the Company repaid $70,000 of the convertible note payable and settled the remaining outstanding debt of $107,795 and accrued interest of $76,569 through a cash payment of $40,000 and the issuance of 8,000,000 shares of common stock at a fair value of $124,000 resulting in a gain on settlement of debt of $20,364.

u)	On May 7, 2021, the Company deemed in the best interest to settle the convertible debt with a non-related party and allow for the cashless exercise to purchase 1,921,875 shares of the Company's common stock at the rate of $0.032 per share. In addition, the non-related party shall release 60,072,853 shares to the agreed upon payment terms of $36,994 cash. During the year ended December 31, 2021, the Company incurred additional default penalties of $15,174 on the convertible note and settled the outstanding debt of $36,836 and accrued interest of $3,657 through a cash payment of $36,994 and the cashless exercise to purchase 1,921,875 shares of the Company's common stock with a fair value of $34,594 resulting in a loss on settlement of debt of $31,095.

v)

On April 10, 2020, the Company entered into a convertible promissory note with a non-related party for $150,000, of which $18,000 was an original issue discount resulting in cash proceeds to the Company of $132,000. The note is due on April 9, 2021 and bears interest on the unpaid principal balance at a rate of 12% per annum. The Note may be converted by the Lender at any time into shares of Company's common stock at a conversion price equal to 65% of the lowest trading price during the 25-trading day period prior to the conversion date. Further, if at any time the stock price is less than $0.30, an additional 20% discount is applied and if at any time the conversion price is less than $0.01 an additional 10% is applied. Further, an additional 15% is applied if the Company fails to comply with its reporting requirements. During the year, all these additional discounts were triggered.

The embedded conversion option qualified for derivative accounting and bifurcation under ASC 815-15. The initial fair value of the conversion feature was $507,847 and resulted in a discount to the note payable of $132,000 and an initial derivative expense of $375,847. During the year ended December 31, 2020, the Company incurred $15,000 of penalties which increased the principal amount of the note to $165,000. During the year ended December 31, 2021, the Company settled $140,000 of outstanding debt through cash payments totaling $125,000 and the forgiveness of the $15,000 penalty, leaving a note balance of $25,000.

w)	During the year ended December 31, 2021, the Company repaid $30,000 of the note, leaving a note balance of $270,000.

x)	On September 22, 2020, the Company entered into a convertible promissory note with a non-related party for $53,500, of which $3,500 was an original issue discount resulting in cash proceeds to the Company of $50,000. The note is due on March 21, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. During the year ended December 31, 2021 the Company repaid the $53,500 note as well as $25,882 of interest and prepayment penalties. As the note was repaid prior to becoming convertible no derivative liability was recognized.

y)	During the year ended December 31, 2021 the Company issued 25,000,000 common shares upon the conversion of $25,000 of the convertible note payable, leaving a note balance of $15,000. On October 11, 2021, the Company issued 15,000,000 common shares upon the conversion of the remaining $15,000 of the convertible note payable, leaving a note balance of $0.

z)	On October 7, 2020, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on October 6, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price of $0.20. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. On November 30, 2021, the Company rolled this debt into a new convertible promissory note with the same creditor. Refer to note 6(ll).

aa)	On October 16, 2020, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on October 15, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price of $0.20. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. On November 30, 2021, the Company rolled this debt into a new convertible promissory note with the same creditor. Refer to note 6(ll).

bb)	On November 11, 2020, the Company entered into a convertible promissory note with a non-related party for $300,000. The note is due on November 10, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price of $0.15. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. On November 30, 2021, the Company rolled this debt into a new convertible promissory note with the same creditor. Refer to note 6(ll).

cc)	On December 29, 2020, the Company entered into a convertible promissory note with a non-related party for $150,000. The note is due on December 28, 2021 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price of $0.10. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. On November 30, 2021, the Company rolled this debt into a new convertible promissory note with the same creditor. Refer to note 6(ll).

dd)	On January 27, 2021, the Company entered into a convertible promissory note with a non-related party for $150,000. The note is due on January 26, 2022 and bears interest on the unpaid principal balance at a rate of 5% per annum. The note may be converted by the lender at any time before 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to $0.10. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. On November 30, 2021, the Company rolled this debt into a new convertible promissory note with the same creditor. Refer to note 6(ll).

ee)	On February 22, 2021, the Company entered into a convertible promissory note with a non-related party for $128,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $125,000. The note is due on February 22, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. During the year ended December 31, 2021 the Company repaid the $128,000 note as well as $51,000 of interest and prepayment penalties. As the note was repaid prior to becoming convertible no derivative liability was recognized.

ff)	On March 18, 2021, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on March 17, 2022 and bears interest on the unpaid principal balance at a rate of 5% per annum. The note may be converted by the lender at any time before 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to $0.10. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. On November 30, 2021, the Company rolled this debt into a new convertible promissory note with the same creditor. Refer to note 6(ll).

gg)	On March 26, 2021, the Company entered into a convertible promissory note with a non-related party for $83,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $80,000. The note is due on March 24, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. During the year ended December 31, 2021 the Company repaid the $83,000 note as well as $39,694 of interest and prepayment penalties. As the note was repaid prior to becoming convertible no derivative liability was recognized.

hh)	On April 5, 2021, the Company entered into a convertible promissory note with a non-related party for $43,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $40,000. The note is due on April 5, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. During the year ended December 31, 2021 the Company repaid the $43,000 note as well as $12,270 of interest and prepayment penalties. As the note was repaid prior to becoming convertible no derivative liability was recognized.

ii)	On April 14, 2021, the Company entered into a convertible promissory note with a non-related party for $200,000. The note is due on April 14, 2022 and bears interest on the unpaid principal balance at a rate of 5% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price of $0.10. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. The Company determined that there was no derivative liability associated with the debenture under ASC 815-15 Derivatives and Hedging. On November 30, 2021, the Company rolled this debt into a new convertible promissory note with the same creditor. Refer to note 6(ll).

jj)	On May 3, 2021, the Company entered into a convertible promissory note with a non-related party for $128,000, of which $3,000 was an original issue discount resulting in cash proceeds to the Company of $125,000. The note is due on May 3, 2022 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. As the stock price at the issuance date was lesser than the effective conversion price, it was determined that no beneficial conversion feature exists. On November 5, 2021, the Company repaid the $128,000 note as well as $61,952 of interest and prepayment penalties.

kk)	On November 4, 2021, the Company entered into a convertible promissory note with a non-related party for $226,162, of which $22,412 was an original issue discount and $2,500 was issue costs resulting in cash proceeds to the Company of $201,250. The note is due on November 4, 2022 and was subject to a one-time 19% interest charge applied on the issuance date to the principal amount. Repayment of principal and interest shall be made in ten monthly payment of $25,204 commencing December 20, 2021. The Note may only be converted by the Lender at any time after an Event of Default into shares of Company's common stock at a conversion price equal to 75% of the lowest trading price during the 5-trading day period prior to the conversion date.

ll)

On November 30, 2021, the Company issued a new convertible promissory note with a non-related party that extinguished seven previous convertible promissory notes payable with the same party with an aggregate principal balance owing of $1,400,000 and accrued interest of $65,300. Refer to notes 6(z),(aa),(bb),(cc),(dd),(ff),(ii). The new note has a principal balance of $1,465,300, is due on November 30, 2023 and bears interest on the unpaid principal balance at a rate of 5% per annum. The note may be converted by the lender at any time into shares of Company's common stock at a conversion price equal to $0.07.

The Company assessed the extinguishment of the seven previous convertible notes payable under ASC 470 and determined that the guidance under troubled debt restructuring should apply. Per ASC 470-60-35-5, a debtor in a troubled debt restructuring involving only modification of terms of a payable—that is, not involving a transfer of assets or grant of an equity interest—shall account for the effects of the restructuring prospectively from the time of restructuring, and shall not change the carrying amount of the payable at the time of the restructuring unless the carrying amount exceeds the total future cash payments specified by the new terms. As the future undiscounted cash flows were greater than or equal to the net carrying value of the original debt, the carrying amount of the debt at the time of the restructuring was not changed (that is, no gain recognized).

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

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities.

	December 31, 2021	December 31, 2020
Balance at the beginning of period	$7,102,801	$10,517,873
Original discount limited to proceeds of convertible notes	—	166,000
Settlement of derivative instruments	(4,035,906)	(16,824,669)
Change in fair value of embedded conversion option	(22,861)	13,243,597
Balance at the end of the period	$3,044,034	$7,102,801

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At issuance	212-358%	0.25-1.47%	0%	1.00-5.00
At December 31, 2021	117-240%	0.39-1.12%	0%	1.00-3.65

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

As of December 31, 2021 and 2020, there were 500,000 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

Series B Preferred Shares

Effective August 13, 2019, the Company filed a Certificate of Designation with the Nevada Secretary of State thereby designating 1,000,000 shares of its authorized preferred stock as Series B Preferred Stock. The principal terms of the Series B Preferred Shares are as follows:

Voting Rights

Holders of the Series B Preferred Stock shall be entitled to cast five hundred (500) votes for each share held of the Series B Preferred Stock on all matters presented to the stockholders of the Corporation for stockholder vote which shall vote along with holders of the Corporation’s Common Stock on such matters.

Redemption Rights

The Series B Preferred Stock shall be redeemed by the Corporation upon the successful receipt by the Corporation of at least $1,000,000 in equity capital following the issuance of the Series B Preferred Stock. The Company has received in excess of $1,000,000 of equity capital during the year ended December 31, 2021, and the redemption right has been triggered. However, to date the Company has not exercised the redemption rights to redeem the Series B Preferred Stock and currently has no plans to do so.

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

As of December 31, 2021 and 2020, there were 1,000,000 shares of Series B Preferred Stock issued and outstanding, respectively.

Series C Preferred Shares

Effective September 18, 2019, the Company filed a Certificate of Designation with the Nevada Secretary of State designating 5,500,000 shares of its authorized preferred stock as Series C Convertible Preferred Stock. The rights and preferences of such preferred stock are as follows:

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

During the year ended December 31, 2020, the Company sold 270,000 shares of preferred series C stock for proceeds of $270,000. The preferred series C stock sold during the period contained a beneficial conversion feature as the conversion price was less than the fair value of the common stock, which the instrument is then convertible at the commitment date. During the year ended December 31, 2020, the intrinsic value of the 270,000 shares sold was $270,000. As the preferred series C stock have no stated maturity date and are convertible at any time, the discount created in the preferred series C stock is fully amortized at issuance as a deemed dividend.

During the year ended December 31, 2020, 450,000 shares of preferred series C stock were converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 45,000,000 shares of common stock.

At December 31, 2020, there were 40,000 Series C Preferred Shares issued and outstanding, valued at $1 per share or $40,000.

On February 15, 2021, the remaining 40,000 shares of preferred series C stock were converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 4,000,000 shares of common stock.

Effective December 1, 2021, the Company filed an Amended and Restated Certificate of Designation with the Nevada Secretary of State designating 1,500,000 shares of its authorized preferred stock as Series C Convertible Preferred Stock. The revised rights and preferences of such preferred stock are as follows:

The amended number of shares constituting the Series C Convertible Preferred Stock shall be 1,500,000. Such number of shares may be increased or decreased by resolution of the Board of Directors, provided that no decrease shall reduce the number of shares of Series C Convertible Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series C Convertible Preferred Stock.

Amended Conversion Rights

Each Share shall be convertible into shares of the Company’s Common Stock at a price per share of $0.015 (1 Share converts into 150 shares of Common Stock) (the “Conversion Price”), at the option of the holder thereof, at any time following the date of issuance of such Share and on or prior to the fifth (5th) day prior to the redemption Date, if any, as may have been fixed in any redemption notice with respect to the Shares, at the office of this Company or any transfer agent for such stock.

During the year ended December 31, 2021, the Company sold 1,500,000 shares of preferred series C stock at $1.50 per share for proceeds of $2,250,000.

At December 31, 2021, 1,500,000 Series C Preferred Shares were outstanding.

Common Stock

The authorized shares of common stock consists of 1,000,000,000 shares with a par value of $0.001 per share. The number of shares of common stock outstanding as of December 31, 2021 and December 31, 2020 was 790,924,690 and 722,487,846, respectively.

On January 4, 2021, the Company issued 25,000,000 common shares to settle a convertible note described in Note 6(y), with a remaining balance of $40,000.

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

On March 1, 2021, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide advisory services through May 31, 2021 in consideration for $5,000 per month and an option to purchase 2,500,000 shares of common stock at a price of $0.0001 per share exercisable for one year. The fair value of the stock options was $62,750 which has been recognized in consulting expense during the year ended December 31, 2021.

On May 7, 2021, the Company issued 1,921,875 common shares pursuant to a cashless exercise of warrants as described in Note 6(u).

On May 27, 2021, the Company issued 1,000,000 common shares pursuant to an employment agreement dated May 5, 2021 with an officer of the Company. The fair value of the common stock was $18,990.

On June 2, 2021, the Company issued 3,750,000 common shares for cash proceeds of $75,000.

On June 30, 2021, the Company received cash proceeds of $100,000 towards a share subscription for 5,000,000 common shares at a price of $0.02 per share. Subsequently, the Company and the investor agreed to utilize the proceeds towards a share subscription for 66,667 Series C Preferred Stock at a price of $1.50 per share.

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

On October 12, 2021, the Company issued 15,000,000 common shares to settle a convertible note described in Note 6(y), with a remaining balance of $0.

On December 14, 2021, the Company issued 2,548,461 common shares pursuant to a cashless exercise of warrants.

NOTE 9 – STOCK OPTIONS

On March 1, 2021, the Company granted stock options to a consultant to purchase 2,500,000 shares at $0.0001 per share, exercisable to March 1, 2022.

On September 1, 2021, the Company granted stock options to the CFO of the Company to purchase 6,000,000 shares at various prices ranging from $0.015 per share to $0.10 per share, exercisable to various dates from August 31, 2026 to August 31, 2030. The stock options vest as to 2,000,000 immediately, and 1,000,000 each year thereafter to September 1, 2025.

The Company did not grant any stock options during the year ended December 31, 2020.

Below is a table summarizing the options issued and outstanding as of December 31, 2021:

	Number of options	Weighted average exercise price $
Balance, December 31, 2020	200,000	2.00
Granted	8,500,000	0.034
Expired	—	—
Settled	(200,000)	2.00
Balance, December 31, 2021	8,500,000	0.034
Exercisable	4,500,000	0.007

As at December 31, 2021, the following stock options were outstanding:

Date	Number	Number	Exercise Price	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	$	Life (Years)	Date	Exercised
03/01/2021	2,500,000	2,500,000	0.0001	0.16	03/01/2022	250
09/01/2021	2,000,000	2,000,000	0.015	4.67	08/31/2026	30,000
09/01/2021	1,000,000	—	0.03	5.67	08/31/2027	30,000
09/01/2021	1,000,000	—	0.05	6.67	08/31/2028	50,000
09/01/2021	1,000,000	—	0.075	7.67	08/31/2029	75,000
09/01/2021	1,000,000	—	0.10	8.67	08/31/2030	100,000
	8,500,000	4,500,000				$285,250

The weighted average exercise prices are $0.034 and $0.007 for the options outstanding and exercisable, respectively. The intrinsic value of stock options outstanding at December 31, 2021 was $29,500.

NOTE 10 – WARRANTS

The Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible instruments. The initial fair value of the warrants issued during the period was calculated using the Binomial Model as described in Note 7.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, December 31, 2020	260,500,000	0.00283
Cancelled	(140,935,268)	0.00035
Granted	—	—
Exercised	(4,515,874)	0.00035
Balance, December 31, 2021	115,048,858	0.00597

As at December 31, 2021, the following share purchase warrants were outstanding:

Date	Number		Number		Exercise		Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding		Exercisable		Price $		Life (Years)	Date	Exercised
12/3/2018	500,000		500,000		0.10		1.93	12/3/2023	50,000
3/31/2019	104,548,858	*	104,548,858	*	0.00035	*	2.20	03/13/2024	36,592
8/26/2020	10,000,000	*	10,000,000	*	0.06	*	3.65	8/26/2025	600,000
	115,048,858		115,048,858						$686,592

*The number of warrants outstanding and exercisable is variable based on adjustments to the exercise price of the warrant due to dilutive issuances.

The intrinsic value of warrants outstanding at December 31, 2021 was $1,207,587.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has agreements with related parties for consulting services, accrued rent, accrued interest, notes payable and stock options. See Notes to Financial Statements numbers 6, 8, 9 and 12 for more details.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements –

On March 1, 2021, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide consulting services to the Company in various marketing and management matters for a period of three months. In consideration for the services performed by the consultant, the Company agreed to compensate the consultant $5,000 per month. The Company also granted stock options to purchase 2,500,000 common shares exercisable at $0.0001 per share for one year.

The Company also uses the professional services of securities attorneys, a US EPA specialist, professional accountants and other public-company specialists.

Employment Agreements –

On January 1, 2021, the Company entered into an employment agreement with the CEO of the Company for an initial term of one year, renewable on a month-to-month basis. The terms of the contract call for an annual salary of $50,000.

On February 15, 2021, the Company entered into Separation and Settlement Agreement with an officer and director of the Company to terminate a previous employment agreement. As part of the terms of the settlement, the Company agreed to issue 5,108,197 shares of common stock to the officer, and the officer agreed to the cancellation of all stock options held. The Company did not have sufficient authorized shares available for issuance of the common stock, and accordingly, the fair value of the common stock of $143,030 has been accrued as a current liability on the balance sheet at December 31, 2021.

On May 5, 2021, the Company entered into an employment agreement with a recently appointed officer, for an initial term of three years. The terms of the contract call for an annual salary of $70,000 and the issuance of 1,000,000 shares of common stock. The fair value of the common stock was $18,990. On July 16, 2021, the officer resigned.

On September 1, 2021, the Company entered into an employment agreement with the CFO of the Company for an initial term of four years. The terms of the contract call for an annual salary of $75,000 and the grant of 6,000,000 stock options exercisable at various prices ranging from $0.015 per share to $0.10 per share, exercisable to various dates from August 31, 2026 to August 31, 2030. The agreement allows for incentive cash bonus payments from $5,000 to $50,000 based on certain stock price and gross revenue targets.

Other Obligations and Commitments –

Other than the above, there are no new obligation or commitments during the year ending December 31, 2021.

NOTE 13 – INCOME TAXES

There was no provision for, or benefit from, income tax during the years ended December 31, 2021 and 2020 respectively.  The Company was subject to United States federal and state income taxes at an approximate rate of 21% for the year ended December 31, 2021.

The components of the net deferred tax asset as of December 31, 2021 and 2020:

For the year ended December 31,	2021	2020

Net operating loss carry forwards	$6,682,076	$6,889,686
Stock/options issued for services	(644,255)	(512,905)
Stock/options issued for acquisitions	(106,856)	(106,856)
Loss on settlement of debt	3,335,560	2,510,180
Contributed services	(77,997)	(77,997)
Depreciation and amortization	(396,763)	(319,583)
Meals and Entertainment	(1,809)	(1,809)
Loss on change in fair value of conversion features	(5,493,410)	(5,498,210)
Accretion of discount on convertible note	(316,230)	(261,970)
Loss on preferred share liability	(2,490)	(2,490)
Valuation allowance	$(2,977,826)	$(2,618,046)
Net Deferred Tax Asset	$—	$—

Federal and state net operating loss carry forwards at December 31, 2021 were $11,935,362. The net operating loss carry forwards expire between 2033 and 2041.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31, 2021 and 2020, respectively:

For the Years Ended December 31,	2021	2020

Book income (loss) from operations	$207,610	$(800,530)
Stock/options issued for services	131,350	141,980
Depreciation and amortization	77,180	73,230
Loss on settlement of debt	(825,380)	(2,524,400)
Loss on change in fair value of conversion feature	(4,800)	2,739,830
Accretion of discount on convertible note	54,260	91,630
Change in valuation allowance	359,780	278,260
Provision for Income Taxes	$—	$—

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits with the income tax expense. For the years ended December 31, 2021, and 2020, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at December 31, 2021 and 2020 relating to unrecognized benefits.

The tax years 2021 and 2020 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 14. SUBSEQUENT EVENTS

a)	On January 12, 2022, the Company received a share subscription for 5,714,286 shares of common stock at a price of $0.035 for proceeds of $200,000.

b)	On February 1, 2022, the Company received a share subscription for 2,857,143 shares of common stock at a price of $0.035 for proceeds of $100,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Gary Grieco, our Chief Executive Officer, who serves as our principal executive officer, and Arthur Abraham, our Chief Financial Officer, who serves as our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rule and forms; and (ii) accumulated and communicated to our principal executive officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers concluded that as of December 31, 2021, our disclosure controls and procedures were not effective.

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

For the year ended December 31, 2021, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework (2013),” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, our principal executive and principal financial officers determined that our internal control over financial reporting for the year ended December 31, 2021, was not effective.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Directors and Executive Officers

The current board of directors and their terms are as follows:

Name	Age	Position(s) Held	Class of Director	Director Term
Gary J. Grieco	79	Director and CEO/President	Class I	Three Years
Arthur Abraham	67	Director, Secretary/Treasurer and CFO	Class II	Two Years
Gregory W. Albers	70	Director	Class II	Two Years
Paul Branagan	76	Director	Class II	Two Years
Francis J. Read	54	Director, COO	Class III	One Year

CLASS I DIRECTOR (serving three-year term expiring at the 2024 annual meeting):

Gary J. Grieco -- Mr. Grieco was appointed to serve as a Director and as President of PCTL on August 10, 2016. He currently serves as a Director for Paradigm and from June 2014 to the present he has served as the President of Paradigm. He also served as Paradigm’s Chief Financial Officer from June 2012 to June 2014. His responsibilities have included sales, marketing and testing of the Paradigm technologies and seeking additional technology for the company to license. He supervises four employees and two outside consultants. In addition, for the past 25 years he has served as President of 3GC, Ltd. He attended the University of Buffalo and studied securities analysis at the New York Institute of Finance and New York University.

Mr. Grieco’s experience as a director and officer of Paradigm and his knowledge and experience with the products and operations of Paradigm should assist our Board with future decisions regarding the development of the Paradigm subsidiary.

CLASS II DIRECTORS (serving two-year terms expiring at the 2023 annual meeting):

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

In 2021, Mr. Albers resigned his position as Secretary/Treasurer, but remains as a Director.

Arthur E. Abraham – was appointed as a director of the Company effective August 1, 2021. He also serves as PCTL’s CFO and Secretary/Treasurer. Mr. Abraham served several years in various industries as CFO (Healthcare, Construction and Telecommunications). Notable major corporation’s Mr. Abraham served in a leading financial capacity as Corporate Controller and Regional Controller were SYSCO and Haagen-Dazs respectively.

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

CLASS III DIRECTORS (serving one-year terms expiring at the 2022 annual meeting):

Francis J. Read – was appointed a director of the Company on March 23, 2018. In 2017, Mr. Read returned to the role as the Chief Operations Officer for Paradigm Convergence Technologies Corp., the Company’s wholly-owned operating subsidiary until 2021. In 1998, Mr. Read founded and since 2016 has served as the CEO of CSA Service Solutions, a $44 million field support company specializing in providing support solutions for large equipment manufacturers. CSA has over 350 employees nationwide with over 270 engineers operating in the Healthcare, Clinical Education, Life Sciences, Security, and Power Industries. Mr. Read holds a MBA from Tulane University and a BS, electronic Engineering from DeVry Institute of Technology.

Mr. Read continues to serve as a Director, but is no longer affiliated with PCTL or its wholly-owned operating subsidiary.

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

Corporate Governance

We did not have a standing nominating committee for directors, nor did we have an audit committee with an audit committee financial expert serving on that committee during 2021. Our entire board of directors acted as our nominating and audit committee. Our board of directors intends to address these issues in the future and enact committees as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

During fiscal 2021 and 2020, our board was solely responsible for establishing and administering our executive and director compensation plans.

Executive Officer Compensation

The following table sets forth the compensation we paid to our current executive officer(s) during the fiscal years ended December 31, 2021 and 2020, respectively:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Restricted Stock Awards ($)	All Other Compensation ($)	Total ($)
Gary J. Grieco	2021	50,000	—	—	—	—	50,000
CEO, Principal Executive Officer	2020	48,000	—	—	99,000(1)	—	147,000

Arthur E. Abraham(2) CFO, Secretary/Treasurer, Principal Financial Officer	2021	65,000	—	92,883(3)	—	—	157,883

F. Jody Read(4)	2021	11,250	—	—	199,915(5)	—	211,165
Former COO	2020	90,000	—	—	57,039(6)	—	147,039

(1)	Deemed value of 15,000,000 shares of common stock issued pursuant to Mr. Grieco’s 2020 employment agreement.

(2)	Mr. Abraham was appointed as CFO (principal financial officer) effective May 17, 2021. On September 1, 2021, we entered into a four-year employment agreement with Mr. Abraham.

(3)	Deemed value of 6,000,000 options to purchase shares of common stock at various prices ranging from $0.015 per share to $0.10 per share, exercisable to various dates from August 31, 2026 to August 31, 2030 pursuant to Mr. Abraham’s employment agreement.

(4)	Mr. Read resigned as our COO effective February 15, 2021.

(5)	Deemed value of 750,000 shares of common stock vested and 5,108,197 shares of common stock to be issued pursuant to Mr. Read’s separation and settlement agreement.

(6)	Deemed value of 375,000 shares of common stock vested pursuant to Mr. Read’s employment agreement.

Grieco Employment Agreement

On August 12, 2019, the Company executed an employment contract with Gary J. Grieco, President/CEO. Mr. Grieco earned a base salary of $2,000 per month to serve as the president and CEO. His employment agreement provides for one week’s vacation and indemnification rights. He is subject to a non-compete provision during the term of his employment, plus one year after termination. Per the terms of the employment agreement, he is obligated to protect the Company’s information and any work product he creates shall belong to the Company. His employment may be terminated by him or the Company with or without cause. In addition, Mr. Grieco was issued 500,000 Preferred Series B shares of the Company.

On January 1, 2020, the Company entered into a four-year employment agreement with Gary J. Grieco, its President and CEO, whereby Mr. Grieco will receive $48,000 per year commencing April 1, 2020, and receive 15,000,000 shares of the Company’s common stock for services to the Company as its President and CEO. In addition, once monthly revenue exceeds monthly expenses the salary will be increased and Mr. Grieco will be issued an additional 10,000,000 shares of the Company’s common stock, as a bonus in lieu of cash, once the Company reaches profitability. The employment agreement begins on January 1, 2020 and is automatically renewable for two years unless terminated earlier as per the terms of the agreement.

On January 1, 2021, the Company entered into a one-year employment agreement with Gary J. Grieco, paying a base annual salary of $50,000, with a January 1, 2022 effective date of the agreement being month-to-month. This agreement supersedes all previous employment agreements.

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

Effective February 15, 2021, F. Jody Read resigned and entered into a Separation and Settlement Agreement with the Company.

Abraham Employment Agreement

On September 1, 2021, the Company entered into a four-year employment agreement with Arthur E. Abraham in his role as Chief Financial Officer. The terms of the contract call for an annual salary of $75,000. The agreement allows for incentive cash bonus payments from $5,000 to $50,000 based on certain stock price and gross revenue targets. The employment agreement awards the CFO with stock options to acquire up to 6,000,000 shares of the Company’s common stock, which shall vest incrementally over four years in the following manner: 2,000,000 stock options on September 1, 2021, 1,000,000 stock options on September 1, 2022, 1,000,000 stock options on September 1, 2023, 1,000,000 stock options on September 1, 2024 and the final 1,000,000 stock options on September 1, 2025. A copy of Mr. Abraham’s employment agreement is attached hereto as Exhibit 10.6.

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

Securities under Equity Compensation Plans

PCT LTD does not have securities authorized for issuance under any equity compensation plans approved by our shareholders as of December 31, 2021.

Compensation of Directors

PCT LTD does not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 24, 2022 or exercisable within the next 60 days thereafter, by: (i) our directors; (ii) our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding(2)
Gary J. Grieco, CEO, Chairman and President (3)	20,153,279	2.55%
Francis J. Read, Former COO and current Director (3)	5,949,895	0.75%
Gregory Albers, Director	50,167	* %
Paul Branagan, Director	1,500,000	0.19%
Arthur E. Abraham, CFO, Secretary/Treasurer and Director(4)	2,000,000	0.25%

Directors and executive officers as a group (5 People)	29,653,341	3.75%

* Less than 0.01 percent.

(1)	Unless otherwise noted above, the address of the persons and entities listed in the table is c/o PCT LTD, 4235 Commerce Street, Little River, SC 29566.

(2)	Percentage is based upon 790,924,690 shares of common stock issued and outstanding and figures are rounded to the nearest hundredth of a percent.

(3)	Does not include 500,000 shares of Series B Preferred stock, whereby each share is entitled to cast five hundred (500) votes for each share held of the Series B Preferred stock on all matters presented to the stockholders of the Company for stockholder vote. Gary Grieco’s shares include his spouse’s shares

(4)	Includes 2,000,000 options to purchase shares of common stock at $0.015 per share for five-years issued pursuant to Mr. Abraham’s employment agreement.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

The Transfer Agent for our common stock is Standard Registrar and Transfer Company, 440 East 400 South, Suite 200, Salt Lake City, Utah 84111. Its telephone number is (801) 571-8844.

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

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2021 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($44,648); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Related Parties

On January 1, 2021, the Company entered into a one-year employment agreement with Gary J. Grieco, CEO earning a base annual salary of $50,000.

Effective February 15, 2021, F. Jody Read and the Company entered into a Separation and Settlement Agreement to terminate a previous employment agreement. As part of the terms of the settlement, the Company agreed to issue 5,108,197 shares of common stock to the officer, to release and vest the remaining unvested 750,000 shares under the previous employment agreement, and the officer agreed to the cancellation of all stock options held. The Company did not have sufficient authorized shares available for issuance of the common stock, and accordingly, the fair value of the common stock of $143,030 has been accrued as a current liability on the balance sheet at December 31, 2021.

On February 16, 2021, the COO and Director of the Company converted the June 20, 2018 consolidated note of $380,000 USD into 2,663,299 shares of the Company’s common stock, fully extinguishing the prior consolidated note.

On February 16, 2021, CEO and Chairman of the Company converted $275,000 of his June 20, 2018 consolidated note (totaling $385,000) into 1,803,279 shares of the Company’s common stock. A new note in the amount of $84,034 was executed with a 5% per annum interest rate and a June 30, 2021 maturity date.

On September 1, 2021, the Company entered into a four-year employment agreement with Arthur E. Abraham, CFO earning a base annual salary of $75,000.

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

	2021	2020
Audit fees (1)	$91,000	$85,439
Audit-related fees (2)	12,000	—
Tax fees (3)	—	—
All other fees	—	—
Total fees paid or accrued to our principal accountant	$103,000	$85,439

(1)	Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

(3)	Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibits Index

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation, as currently in effect (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed April 13, 2018)
3.1	Amended Articles of Incorporation increasing authorized shares (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
3(ii)	Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed April 13, 2018)
4.1#	Description of Securities
4.2	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed on September 16, 2019)
4.3	Certificate of Designation of Series B – Super Voting Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed on September 16, 2019)
4.4	Certificate of Designation of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
4.5	Amended and Restated Series C Convertible Preferred Stock Certificate of Designation effective on December 7, 2021 (Incorporated by reference to Exhibit 4.1 of Form 8-K, filed on December 29, 2021)
4.6	Auctus Note dated March 13, 2019 (Incorporated by reference to Exhibit 4.14 of Form 10-Q, filed on September 16, 2019)
10.1	Auctus Agreement dated March 13, 2019 (Incorporated by reference to Exhibit 10.17 of Form 10-Q, filed on September 16, 2019)
10.2†	Read Employment Agreement (Incorporated by reference to Exhibit 10.18 of Form 10-Q, filed on September 16, 2019)
10.3†	Read Addendum to Employment Agreement (Incorporated by reference to Exhibit 10.19 of Form 10-Q, filed on September 16, 2019)
10.4†	Grieco 2019 Employment Agreement (Incorporated by reference to Exhibit 10.20 of Form 10-Q, filed on September 16, 2019)
10.5†	Grieco 2020 Employment Agreement Incorporated by reference to Exhibit 10.21 of Form 10-Q, filed on April 13, 2020)
10.6#	Abraham Employment Agreement
10.7#	Disruptive Oil and Gas Contribution Agreement dated October 26, 2021
21.1#	List of Subsidiaries as of December 31, 2021
31.1#	Principal Executive Officer Certification
31.2#	Principal Financial Officer Certification
32.1#	Section 1350 Certification, Principal Executive Officer
32.2#	Section 1350 Certification, Principal Financial Officer
99.1#	Fiscal 2020 Results press release dated April 15, 2021
99.2#	Oilfield Testing Update press release dated April 30, 2021
99.3#	OTC QB Uplisting Efforts press release dated May 4, 2021
99.4#	New Financial Officer Appointment press release dated May 14, 2021
99.5#	ProtectX Joint Venture press release dated May 14, 2021
99.6#	Nano Gas Patent Pending Technology press release dated November 16, 2021
99.7	Series C Preferred Stock offering press release dated December 3, 2021 (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed on December 29, 2021)
99.8#	New IR/PR Team press release dated February 1, 2022
99.9#	Boston Hospital press release dated February 10, 2022
99.10#	Oklahoma and Grassy Creek update press release dated February 24, 2022
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Label Linkbase Document
101.PRE#	XBRL Taxonomy Presentation Linkbase Document

# Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PCT LTD

Date: March 31, 2022	By:	/s/ Gary J. Grieco
Gary J. Grieco
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gary J. Grieco
Gary J. Grieco	Chief Executive Officer, President (Principal Executive Officer), and Class I Director	March 31, 2022

/s/ Arthur E. Abraham
Arthur E. Abraham	Chief Financial Officer (Principal Financial Officer, Secretary/Treasurer and Class II Director	March 31, 2022

/s/ Gregory W. Albers
Gregory W. Albers	Class II Director	March 31, 2022

/s/ Paul Branagan
Paul Branagan	Class II Director	March 31, 2022

/s/ Francis J. Read
Francis J. Read	Class III Director	March 31, 2022

