Form 10-Q
period 2022-03-31
PCT LTD
filed 2022-05-16
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Securities registered pursuant to Section 12(b) of the Act: None

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

The number of shares outstanding of the registrant’s common stock as of May 11, 2022 was 790,924,690 which does not include common stock reserved against default on convertible debt.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations, stockholders’ equity (deficit), and cash flows for the three-month periods ended March 31, 2022, and 2021 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month periods ended March 31, 2022 and 2021 are not necessarily indicative of results to be expected for any subsequent period.

PCT LTD

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,618	$116,497
Accounts receivable, net	85,025	96,022
Inventory	10,255	36,954
Prepaid expenses	14,382	53,090
Other current assets	8,200	8,200
Total current assets	141,480	310,763

PROPERTY AND EQUIPMENT
Property and equipment, net	1,053,593	762,054

OTHER ASSETS
Intangible assets, net	3,023,554	3,098,021
Operating lease, right of use asset	73,629	83,420
Total other assets	3,097,183	3,181,441

TOTAL ASSETS	$4,292,256	$4,254,258

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$224,663	$72,873
Accrued expenses – related parties	228,077	226,844
Accrued expenses	727,727	691,364
Advances payable	300,000	—
Operating lease liability	43,985	42,012
Current portion of notes payable – related parties, net	80,850	85,850
Current portion of notes payable, net	398,824	133,144
Current portion of convertible notes payable, net	391,407	480,808
Derivative liability	1,955,157	3,044,034
Total current liabilities	4,350,690	4,776,929

Convertible notes payable, net of current portion and discount	1,465,300	1,465,300
Operating lease liability, net of current portion	29,644	41,408
TOTAL LIABILITIES	5,845,634	6,283,637

MEZZANINE EQUITY
Preferred series A stock, $0.001 par value; 1,000,000 authorized; 500,000 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	60,398	60,398
Preferred series B stock, $0.001 par value; 1,000,000 authorized; 1,000,000 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	158,247	158,247
Preferred series C stock, $0.001 par value; 1,500,000 authorized; 1,500,000 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,250,000	2,250,000
TOTAL MEZZANINE EQUITY	2,468,645	2,468,645

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 1,000,000,000 authorized; 790,924,690 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	790,924	790,924
Additional paid-in-capital	24,317,997	24,310,045
Accumulated deficit	(29,130,944)	(29,598,993)
TOTAL STOCKHOLDERS’ DEFICIT	(4,022,023)	(4,498,024)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,292,256	$4,254,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
REVENUES
Product	$65,862	$89,263
Licensing	—	31,750
Equipment leases	234,604	274,506
Total Revenues	300,466	395,519

OPERATING EXPENSES
General and administrative	714,393	893,451
Research and development	4,301	9,199
Costs of product, licensing and equipment leases	22,418	52,901
Depreciation and amortization	106,471	88,122
Total operating expenses	847,583	1,043,673

Loss from operations	(547,117)	(648,154)

OTHER INCOME (EXPENSE)
Gain/(Loss) on change in fair value of derivative liability	1,028,251	(257,919)
Gain/(Loss) on settlement of debt	60,626	316,401
Interest expense	(73,711)	(178,356)
Misc. income	—	50,000
Total other income (expense)	1,015,166	(69,874)

Income (loss) before income taxes	468,049	(718,028)

Income taxes	—	—

NET INCOME (LOSS)	$468,049	$(718,028)

Basic income (loss) per share	$0.00	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)

Basic weighted average shares outstanding	790,924,690	751,832,583
Diluted weighted average shares outstanding	898,859,515	751,832,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 PCT LTD

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three-Months Ended March 31, 2022 and 2021

(Unaudited)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	722,487,846	$722,488	$23,202,933	$(30,587,612)	$(6,662,191)
Common stock issued for services	2,500,000	2,500	74,276	—	76,776
Common stock issued in settlement of debt, related parties	4,466,508	4,466	648,844	—	653,310
Common stock issued in conversion of convertible notes payable	25,000,000	25,000	—	—	25,000
Conversion of preferred series C stock	4,000,000	4,000	36,000	—	40,000
Net loss for the three-months ended March 31, 2021	—	—	—	(718,028)	(718,028)
Balance – March 31, 2021	758,454,354	$758,454	$23,962,053	$(31,305,640)	$(6,585,133)

Balance – December 31, 2021	790,924,690	$790,924	$24,310,045	$(29,598,993)	$(4,498,024)
Stock-based compensation	—	—	7,952	—	7,952
Net income for the three-months ended March 31, 2022	—	—	—	468,049	468,049
Balance – March 31, 2022	790,924,690	$790,924	$24,317,997	$(29,130,944)	$(4,022,023)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three-Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$468,049	$(718,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,471	88,122
Amortization of debt discount	16,463	78,804
Common stock issued for services	—	14,027
(Gain) loss on change in fair value of derivative liability	(1,028,251)	257,919
Amortization of right of use asset	9,791	8,149
Amortization of prepaid expense	—	146,465
(Gain) loss on settlement of debt	(60,626)	(316,401)
Default penalties on convertible notes	—	15,172
Stock-based compensation	7,952	—
Changes in operating assets and liabilities:
Accounts receivable	10,997	151,083
Inventory	26,699	(841)
Prepaid expenses	38,708	—
Deposits	—	(5,500)
Operating lease liability	(9,791)	(4,279)
Accrued expenses	36,363	(10,885)
Accrued expenses – related party	1,233	13,900
Accounts payable	151,790	(41,639)
Net cash used in operating activities	(224,152)	(323,932)

Cash Flows from Investing Activities
Purchase of property and equipment	(323,543)	—
Net cash used in investing activities	(323,543)	—

Cash Flows from Financing Activities
Proceeds from notes payable	291,015	207,575
Proceeds from convertible notes payable	—	555,000
Proceeds from advances payable	300,000	—
Repayment of convertible notes payable	(97,849)	(218,500)
Repayment of notes payable	(33,350)	(256,486)
Repayment of notes payable – related parties	(5,000)	(25,000)
Net cash provided by financing activities	454,816	262,589

Net change in cash	(92,879)	(61,343)
Cash and cash equivalents at beginning of period	116,497	115,196
Cash and cash equivalents at end of period	$23,618	$53,853

Supplemental Cash Flow Information
Cash paid for interest	$56,484	$43,339
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Original debt discount against notes payable	$39,085	$—
Common stock issued in conversion of convertible notes payable	$—	$25,000
Common stock issued for prepaid expenses	$—	$62,750
Preferred series C converted to common stock	$—	$40,000
Common stock issued in settlement of notes payable to related parties	$—	$653,309
Common stock issued in conversion of preferred series C stock	$—	$77,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Notes to the Unaudited

Condensed Consolidated Financial Statements

March 31, 2022

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2021 audited financial statements as reported in its Form 10-K, filed on March 31, 2022.

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

Nature of Operations

PCT LTD (the “Company” or “PCT LTD”), a Delaware corporation, was formed on February 27, 1986. The Company changed its domicile to Nevada on August 26, 1998. The Company acquires, develops and provides sustainable, environmentally safe disinfecting, cleaning and tracking technologies. The Company specializes in providing cleaning, sanitizing, and disinfectant fluid solutions and fluid-generating equipment that creates environmentally safe solutions for global sustainability.

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

On July 11, 2021, the Company incorporated two wholly-owned subsidiaries, Disruptive Oil and Gas Technologies Corp. (“Disruptive”) and Technologies Development Corp., both in the State of Nevada. On October 20, 2021, the Company sold a 53.75% interest in Disruptive in consideration for the assignment of certain patents to Disruptive and realized no gain or loss on the sale.

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 1 of the Notes to the Consolidated Financial Statements in the Company's most recent Form 10-K.

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as options, warrants, convertible notes payable, preferred series A stock and preferred series C stock. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, for the three months ended March 31, 2022, there were outstanding common share equivalents which amounted to 256,399,846 shares of common stock that were not included in the calculation as their effect is anti-dilutive. For fiscal periods with net losses, these common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

	Three months ended March 31, 2022 $	Three months ended March 31, 2021 $
Numerator:
Net income (loss)	468,049	(7,338,523)
(Gain) loss on change in fair value of derivative liability	(942,201)	—
Gain on settlement of debt	(60,626)	—
Adjusted net income (loss)	(534,778)	(7,338,523)

Denominator: Weighted average shares outstanding used in computing net income (loss) per share
Basic	790,924,690	751,832,583

Effect of dilutive warrants	102,687,429	—
Effect of convertible note weighted shares	5,247,396	—
Diluted	898,859,515	751,832,583

Net income (loss) per share applicable to common shareholders:
Basic	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has an accumulated deficit of $29,130,944 and has negative cash flows from operations. As of March 31, 2022, the Company had a working capital deficit of $4,209,210. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Leasehold improvements	61,846	61,580
Machinery and leased equipment	$383,029	$365,483
Machinery and equipment not yet in service	737,762	440,150
Office equipment and furniture	66,033	57,913
Website	2,760	2,760

Total property and equipment	$1,251,430	$927,886
Less: Accumulated Depreciation	(197,837)	(165,832)

Property and equipment, net	1,053,593	762,054

Depreciation expense was $32,004 and $12,000 for the three-months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, the Company added $297,612 of machinery and equipment not yet in service.

NOTE 4. INTANGIBLE ASSETS

Intangible assets at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Patents	$4,505,489	$4,505,489
Technology rights	200,000	200,000
Intangible, at cost	4,705,489	4,705,489
Less: Accumulated amortization	(1,681,935)	(1,607,468)
Net Carrying Amount	$3,023,554	$3,098,021

Amortization expense was $74,467 and $76,122 for the three-months ended March 31, 2022 and 2021, respectively.

Estimated Future Amortization Expense:

$
For year ending December 31, 2022	226,503
For year ending December 31, 2023	302,003
For year ending December 31, 2024	302,003
For year ending December 31, 2025	302,003
For year ending December 31, 2026	302,003
Thereafter	1,589,039
Total	3,023,554

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

On October 19, 2020, the Company entered into a building lease with a three-year term and an effective date of November 1, 2020. The lease requires the Company to make payments of $4,500 per month. The Company recognized operating lease expense of $13,500 during the period ended March 31, 2022.

At March 31, 2022, the weighted average remaining operating lease term was 1.59 years and the weighted average discount rate associated with operating leases was 18.5%.

The Components of lease expenses were as follows:

	2022 $	2021 $

Total operating lease cost	13,500	13,500

The following table provides supplemental cashflow and other information related to leases for the period ended March 31, 2022 and 2021:

	2022 $	2021 $

Lease payments	36,450	38,750

Supplemental balance sheet information related to leases as of March 31, 2022 and 2021 are as below:

	2022 $	2021 $

Cost	123,614	123,614
Accumulated amortization	(49,985)	(13,378)
Net carrying value	73,629	110,236

Future minimum lease payments related to lease obligations are as follows as of March 31, 2022:

$
2022	40,500
2023	45,000

Total minimum lease payments	85,500

Less: amount of lease payments representing effects of discounting	(11,871)

Present value of future minimum lease payments	73,629

Less: current obligations under leases	(43,985)

Lease liabilities, net of current portion	29,644

NOTE 6. NOTES PAYABLE

The following tables summarize notes payable as of March 31, 2022 and December 31, 2021:

Type	Original Amount	Origination Date	Maturity Date	Effective Annual Interest Rate	Balance at March 31, 2022	Balance at December 31, 2021
Note Payable **	$25,000	05/08/2017	06/30/2018	0%	$22,500	$22,500
Note Payable **	$118,644	05/05/2020	05/05/2021	8%	$110,644	$110,644
Note Payable (a)	$199,000	02/04/2022	02/03/2023	59%	$178,136	$—
Note Payable (b)	$131,100	03/04/2022	12/16/2022	83%	$118,614	$—
Sub-total					$429,894	$133,144
Debt discount					$(31,070)	$—
Balance, net					$398,824	$133,144
Less current portion					$(398,824)	$(133,144)
Total long-term					$—	$—

** Currently in default

a)	On February 4, 2022, the Company entered into a loan agreement with a non-related party for $199,000, of which $2,985 was an original issue discount resulting in cash proceeds to the Company of $196,015. The loan is to be repaid through fifty-two weekly payments of $5,013. During the three months ended March 31, 2022, $688 of the discount was amortized to expense, and $20,864 was repaid leaving a note balance of $178,136.

b)	On March 4, 2022, the Company sold future receivables with a non-related party for $131,100, of which $36,100 was loan fees and original issue discount resulting in cash proceeds to the Company of $95,000. The advance is to be repaid through weekly payments of $3,121. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the three months ended March 31, 2022, $7,327 of the discount was amortized to expense, and $12,846 was repaid leaving a note balance of $118,614.

The following table summarizes notes payable, related parties as of March 31, 2022 and December 31, 2021:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at March 31, 2022	Balance at December 31, 2021
Note Payable, RP **	$17,000	06/20/2018	01/02/2020	5%	$10,000	$10,000
Note Payable, RP **	$50,000	07/27/2018	11/30/2018	8%	$10,850	$10,850
Note Payable, RP **	$15,000	08/16/2019	02/16/2020	8%	$15,000	$15,000
Note Payable, RP (c)	$84,034	02/16/2021	Demand	5%	$45,000	$50,000
Subtotal					$80,850	$85,850
Debt discount					$—	$—
Balance, net					$80,850	$85,850
Less current portion					$(80,850)	$(85,850)
Total long-term					$—	$—

** Currently in default

c)	On March 7, 2022, the Company repaid the principal amount of $5,000 leaving a note principal balance of $45,000.

The following table summarizes convertible notes payable as of March 31, 2022 and December 31, 2021:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at March 31, 2022	Balance at December 31, 2021
Convertible Note Payable (d) *	$150,000	04/10/2020	04/09/2021	12%	$—	$25,000
Convertible Note Payable (e)	$300,000	08/27/2020	07/31/2021	12%	$265,000	$270,000
Convertible Note Payable (f)	$226,162	11/04/2021	11/04/2022	19%	$135,697	$203,546
Convertible Note Payable	$1,465,300	11/30/2021	11/30/2023	5%	$1,465,300	$1,465,300
Subtotal					$1,865,997	$1,963,846
Debt discount					$(9,290)	$(17,738)
Balance, net					$1,856,707	$1,946,108
Less current portion					$(391,407)	$(480,808)
Total long-term					$1,465,300	$1,465,300

** Currently in default
* Embedded conversion feature accounted for as a derivative liability at period end

d)	During the three months ended March 31, 2022, the Company repaid $25,000 of the note, leaving a note principal balance of $0.

e)	During the three months ended March 31, 2022, the Company repaid $5,000 of the note, leaving a note principal balance of $265,000.

f)	During the three months ended March 31, 2022, $8,448 of the discount was amortized to expense, and $67,849 was repaid leaving a note principal balance of $135,697.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	March 31, 2022	December 31, 2021
Balance at the beginning of period	$3,044,034	$7,102,801
Original discount limited to proceeds of convertible notes	—	—
Fair value of derivative liabilities in excess of notes proceeds received	—	—
Settlement of derivative instruments	(60,626)	(4,035,906)
Change in fair value of embedded conversion option	(1,028,251)	(22,861)
Balance at the end of the period	$1,955,157	$3,044,034

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At March 31, 2022	113 - 234%	1.63-2.44%	0%	1.00-3.41

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

Conversion

Each Share shall be convertible into shares of the Company’s Common Stock at a price per share of $0.10 (1 Share converts into 1 share of Common Stock), at the option of the holder thereof, at any time following the date of issuance of such Share and on or prior to the fifth day prior to the Redemption Date, if any, as may have been fixed in any Redemption Notice with respect to the Shares, at the office of this Company or any transfer agent for such stock. Each Share shall automatically be converted into shares of Common Stock on the first day of the thirty-sixth (36th) month following the original issue date of the shares at the Conversion Price per share. To date, the Shares have not yet been converted into Common Stock.

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

As of March 31, 2022, and December 31, 2021, there were 500,000 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

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

As of March 31, 2022, and December 31, 2021, there were 1,000,000 shares of Series B Preferred Stock issued and outstanding, respectively.

Series C Preferred Shares

Pursuant to the September 18, 2019, the Company filed a Certificate of Designation with the Nevada Secretary of State designating 5,500,000 shares of its authorized preferred stock as Series C Convertible Preferred Stock. The Registrant is awaiting the file stamped Certificate of Designation from the Nevada Secretary of State. The rights and preferences of such preferred stock are as follows:

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

On February 15, 2021, 40,000 shares of preferred series C stock were converted into common stock (1 share converts into 100 shares of common stock), resulting in the issuance of 4,000,000 shares of common stock.

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

As of March 31, 2022, and December 31, 2021, there were 1,500,000 shares of Series C Preferred Stock issued and outstanding, respectively.

Common Stock

The authorized shares of common stock consists of 1,000,000,000 shares with a par value of $0.001 per share. The number of shares of common stock outstanding as of March 31, 2022 and December 31, 2021 was 790,924,690 and 790,924,690, respectively.

NOTE 9. STOCK OPTIONS

Below is a table summarizing the options issued and outstanding as of March 31, 2022:

	Number of options	Weighted average exercise price $
Balance, December 31, 2021	8,500,000	0.034
Granted	—	—
Expired	(2,500,000)	0.0001
Settled	—	—
Balance, March 31, 2022	6,000,000	0.048
Exercisable	2,000,000	0.015

As at March 31, 2021, the following share stock options were outstanding:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
09/01/2021	2,000,000	2,000,000	0.015	4.42	08/31/2026	30,000
09/01/2021	1,000,000	—	0.03	5.42	08/31/2027	30,000
09/01/2021	1,000,000	—	0.05	6.42	08/31/2028	50,000
09/01/2021	1,000,000	—	0.075	7.42	08/31/2029	75,000
09/01/2021	1,000,000	—	0.10	8.42	08/31/2030	100,000
	6,000,000	2,000,000				$285,250

At March 31, 2022, the weighted average exercise prices are $0.048 and $0.015 for the options outstanding and exercisable, respectively. The intrinsic value of stock options outstanding at March 31, 2022 was $4,000.

NOTE 10. WARRANTS

The Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible instruments. The initial fair value of the warrants issued during the period was calculated using the Binomial Model as described in Note 6.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, December 31, 2021	115,048,858	0.00597
Cancelled	—	—
Granted	—	—
Exercised	—	—
Balance, March 31, 2022	115,048,858	0.00597

As at March 31, 2022, the following share purchase warrants were outstanding:

Date	Number	Number		Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable		Price $	Life (Years)	Date	Exercised
12/3/2018	500,000	500,000	*	0.10	1.68	12/3/2023	50,000
3/31/2019	104,548,858 *	104,548,858	*	0.00035 *	1.95	3/13/2024	36,592
8/26/2020	10,000,000	10,000,000		0.06	3.40	8/26/2025	600,000
	115,048,858	115,048,858					$686,592

*The number of warrants outstanding and exercisable is variable based on adjustments to the exercise price of the warrant due to dilutive issuances.

The intrinsic value of warrants outstanding at March 31, 2022 was $1,740,738.

NOTE 11. RELATED PARTY TRANSACTIONS

The Company has agreements with related parties for consulting services, accrued rent, accrued interest, notes payable and stock options. See Notes to Financial Statements numbers 6, 8, and 9 for more details.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Consulting Agreements –

On March 1, 2021, the Company entered into a consulting agreement. Pursuant to the agreement, the consultant will provide consulting services to the Company in various marketing and management matters for a period of three months. In consideration for the services performed by the consultant, the Company agreed to compensate the consultant $5,000 per month. The Company also granted stock options to purchase 2,500,000 common shares exercisable at $0.0001 per share for one year. The options expired in full without exercise on March 1, 2022.

The Company also uses the professional services of securities attorneys, a US EPA specialist, professional accountants, and other public-company specialists.

Employment Agreements –

No new agreements during the period ending March 31, 2022.

Other Obligations and Commitments –

No new obligation or commitments during the period ending March 31, 2022.

NOTE 13. SUBSEQUENT EVENTS

On March 29, 2022, the Company entered into a convertible promissory note with a non-related party for $128,000, of which $500 was an original issue discount and $2,500 was issue costs resulting in cash proceeds to the Company of $125,000. The Company received the cash proceeds on April 4, 2022. The note is due on March 29, 2023 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date.

On April 1, 2022, Gary Grieco, the Company’s President resigned his position as President, with Arthur E. Abraham being appointed President. Gary Grieco remains Chief Executive Officer and Mr. Abraham serves as President and Chief Financial Officer.

On April 12, 2022, the Company incorporated two wholly-owned subsidiaries, 21st Century Healthcare, Inc. and 21st Century Energy, Inc., both in the State of Nevada.

On April 14, 2022, the Company sold future receivables with a non-related party for $81,600, of which $21,600 was loan fees and original issue discount resulting in cash proceeds to the Company of $60,000. The advance is to be repaid through weekly payments of $2,147. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company.

On April 29, 2022, the Company obtained $200,000 cash proceeds for future considerations.

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

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded net income of $468,049 for the three-months ended March 31, 2022 and accumulated losses of $29,130,944 from inception through March 31, 2022.

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

Management projects these costs to total approximately $2,580,000. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements. Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its personnel (current and being hired), established business relationships and the general market conditions, management believes that the Company expects to be covering its fixed operating expenses (“burn rate”) by the end of the third quarter of 2022.

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

SUMMARY OF BALANCE SHEET	March 31, 2022	December 31, 2021
Cash and cash equivalents	$23,618	$116,497
Total current assets	141,480	310,763
Total assets	4,292,256	4,254,258
Total liabilities	5,845,634	6,283,637
Accumulated deficit	(29,130,944)	(29,598,993)
Total stockholders’ deficit	$(4,022,023)	$(4,498,024)

At March 31, 2022, the Company recorded a net income of $468,049 and a working capital deficit of $4,209,210. Since inception we had not established an ongoing source of revenue sufficient to cover our operating costs. During the three-months ended March 31, 2022, we primarily relied upon advances and loans from stockholders and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $23,618 in cash at March 31, 2022, compared to $116,497 in cash at December 31, 2021. We had total liabilities of $5,845,634 at March 31, 2022 compared to $6,283,637 at December 31, 2021.

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

Commitments and Obligations

At March 31, 2022 the Company recorded notes payable totaling approximately $2,336,381 (related, non-related and convertible, net of debt discount) compared to notes payable totaling $2,165,102 (related, non-related and convertible, net of debt discount) at December 31, 2021. These notes payable represent cash advances received and expenses paid from third parties and related parties. All of the notes payable carry effective interest from 0% to 83% and are due ranging from on demand to November 30, 2023.

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

Results of Operations

SUMMARY OF OPERATIONS	Three-month period ended March 31,
	(Unaudited)
	2022	2021
Revenues	$300,466	$395,519
Total operating expenses	847,583	1,043,673
Total other income (expenses)	1,015,166	(69,874)
Net income (loss)	468,049	(718,028)
Basic income (loss) per share	$0.00	$(0.00)
Diluted income (loss) per share	$(0.00)	(0.00)

Revenues decreased to $300,466, for the three-months ended March 31, 2022 (the “2022 first quarter”) compared to $395,519 for the three-months ended March 31, 2021 (the “2021 first quarter”). The revenue decrease for the period was due to service, equipment sales, fluid sales, licensing & territorial rights decreasing. However, equipment leases increased.

Total operating expenses decreased to $847,583 during the 2022 first quarter compared to $1,043,673 during the 2021 first quarter. The decrease during the first quarter of 2022 was primarily due to the reduction in professional fees, travel expenses, contract labor and rent.

General and administrative expenses decreased to $714,393 for the 2022 first quarter compared to $893,451 during the 2021 first quarter. The decrease during the first quarter of 2022 was primarily due to the reduction in professional fees, travel expenses, contract labor and rent.

Depreciation and amortization expenses increased slightly to $106,471 during the 2022 first quarter compared to $88,122 during the 2021 first quarter. The increase is due to depreciation of equipment to be leased or currently being leased.

Total other income was $1,015,166 for the 2022 first quarter compared to other expense of $69,874 during the 2021 first quarter. The overall change was a primarily due to a gain on change in fair value of derivative liability of $1,028,251 and a gain on settlement of debt of $60,626 during, 2022 first quarter versus a loss on change in fair value of derivative liability of $257,919 and a gain settlement of debt of $316,401 during the 2021 first quarter.

As a result of the changes described above, net income was $468,049 during the 2021 first quarter compared to a net loss of $718,028 during the 2021 first quarter.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Gary Grieco, our Chief Executive Officer, who serves as our principal executive officer, and Arthur Abraham, our Chief Financial Officer, who serves as our principal accounting officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rule and forms; and (ii) accumulated and communicated to our principal executive officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal accounting officers concluded that as of March 31, 2022, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

The case is currently ongoing.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. However, we detailed significant business risks in Item 1A to our Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 12, 2022, the Company sold 5,714,286 shares of common stock to accredited investors at a price of $0.035 for proceeds of $200,000. To date, these shares have not been issued.

On February 1, 2022, the Company sold 2,857,143 shares of common stock to accredited investors at a price of $0.035 for proceeds of $100,000. To date, these shares have not been issued.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have entered into a number of promissory notes, some of which are in default as of March 31, 2022, or went into default before the filing of this Quarterly Report (See Note 6 to the financial statements).

A portion of our current debt is in default, which may subject us to litigation by the debt holders.

As of March 31, 2022, we had cash and cash equivalents of $23,618 and had a portion of short-term debt in default. Management's plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company. To date, the main source of funding has been through the issuance of Preferred C stock, the issuance of notes payable and the issuance of convertible notes with provisions that allow the holder to convert the debt and accrued and unpaid interest at substantial discounts to the trading price of our common stock. However, there is no assurance that management will be successful in being able to continue to obtain additional funding or defend potential litigation by note holders.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Change of President

On April 1, 2022, Gary Grieco, the Company’s President resigned his position as President, with Arthur E. Abraham being appointed President. Gary Grieco remains Chief Executive Officer and Mr. Abraham serves as President and Chief Financial Officer. Mr. Grieco’s resignation was not the result of any disagreements with the Company

Abraham Amended and Restated Employment Agreement

On April 1, 2022, the Company entered into an amended and restated four-year employment agreement with Arthur E. Abraham in his role as President and Chief Financial Officer. The terms of the contract call for an annual salary of $75,000. The agreement allows for incentive cash bonus payments from $5,000 to $50,000 based on certain stock price and gross revenue targets. The employment agreement awards the CFO with stock options to acquire up to 9,000,000 shares of the Company’s common stock, which shall vest incrementally over four years in the following manner: 2,000,000 stock options on September 1, 2021, 1,500,000 stock options on September 1, 2022, 1,500,000 stock options on September 1, 2023, 2,000,000 stock options on September 1, 2024 and the final 2,000,000 stock options on September 1, 2025. A copy of Mr. Abraham’s amended and restated employment agreement is attached hereto as Exhibit 10.6.

ITEM 6. EXHIBITS

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation, as currently in effect (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed April 13, 2018)
3.1	Amended Articles of Incorporation increasing authorized shares (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
3(ii)	Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed April 13, 2018)
4.2	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed on September 16, 2019)
4.3	Certificate of Designation of Series B – Super Voting Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed on September 16, 2019)
4.4	Certificate of Designation of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
4.5	Amended and Restated Series C Convertible Preferred Stock Certificate of Designation effective on December 7, 2021 (Incorporated by reference to Exhibit 4.1 of Form 8-K, filed on December 29, 2021)
4.6	Auctus Note dated March 13, 2019 (Incorporated by reference to Exhibit 4.14 of Form 10-Q, filed on September 16, 2019)
10.1	Auctus Agreement dated March 13, 2019 (Incorporated by reference to Exhibit 10.17 of Form 10-Q, filed on September 16, 2019)
10.2†	Read Employment Agreement (Incorporated by reference to Exhibit 10.18 of Form 10-Q, filed on September 16, 2019)
10.3†	Read Addendum to Employment Agreement (Incorporated by reference to Exhibit 10.19 of Form 10-Q, filed on September 16, 2019)
10.4†	Grieco 2019 Employment Agreement (Incorporated by reference to Exhibit 10.20 of Form 10-Q, filed on September 16, 2019)
10.5†	Grieco 2020 Employment Agreement Incorporated by reference to Exhibit 10.21 of Form 10-Q, filed on April 13, 2020)
10.6#†	Amended and Restated Abraham Employment Agreement dated April 1, 2022
10.7	Disruptive Oil and Gas Contribution Agreement dated October 26, 2021(Incorporated by reference to Exhibit 10.7 of Form 10-K filed on March 31, 2022)
10.8#	$199,000 Note dated February 4, 2022
10.9#	$131,000 Note dated March 4, 2022
10.10#	$81,600 Note dated April 14, 2022
31.1#	Principal Executive Officer Certification
31.2#	Principal Financial Officer Certification
32.1#	Section 1350 Certification, Principal Executive Officer
32.2#	Section 1350 Certification, Principal Financial Officer
99.1	New IR/PR Team press release dated February 1, 2022 (Incorporated by reference to Exhibit 99.8 of Form 10-K filed on March 31, 2022)
99.2	Boston Hospital press release dated February 10, 2022 (Incorporated by reference to Exhibit 99.9 of Form 10-K filed on March 31, 2022)
99.3	Oklahoma and Grassy Creek update press release dated February 24, 2022 (Incorporated by reference to Exhibit 99.10 of Form 10-K filed on March 31, 2022)
99.4#	PCT Celebrates Earth Week press release dated April 19, 2022
99.5#	Chesapeake Group IR engagement press release dated May 3, 2022

101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Label Linkbase Document
101.PRE#	XBRL Taxonomy Presentation Linkbase Document

# Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCT LTD

Date: May 16, 2022	By:	/s/ Gary Grieco
Gary Grieco, Chief Executive Officer
/s/ Arthur Abraham Arthur Abraham, Chief Financial Officer

