Form 10-Q
period 2022-09-30
PCT LTD
filed 2022-11-14
CIK 1119897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of the registrant's common stock as of November 14, 2022 was 805,596,961 which does not include 192,431,164 common stock reserved against default on convertible debt.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations, stockholders' equity (deficit), and cash flows for the three and nine-month periods ended September 30, 2022 and 2021 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine-month periods ended September 30, 2022 and 2021 are not necessarily indicative of results to be expected for any subsequent period.

PCT LTD

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,458	$116,497
Accounts receivable, net	24,714	96,022
Inventory	38,614	36,954
Prepaid expenses	—	53,090
Other current assets	7,200	8,200
Total current assets	101,986	310,763

PROPERTY AND EQUIPMENT
Property and equipment, net	1,032,143	762,054

OTHER ASSETS
Intangible assets, net	2,872,138	3,098,021
Operating lease right-of-use asset	52,645	83,420
Total other assets	2,924,783	3,181,441

TOTAL ASSETS	$4,058,912	$4,254,258

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$561,664	$72,873
Accrued expenses - related parties	230,492	226,844
Accrued expenses	845,913	691,364
Advances payable	500,000	—
Operating lease liability	48,213	42,012
Current portion of notes payable – related parties, net	177,650	85,850
Current portion of notes payable, net	404,049	133,144
Current portion of convertible notes payable, net	430,934	480,808
Derivative liability	1,026,338	3,044,034
Total current liabilities	4,225,253	4,776,929

LONG-TERM LIABILITIES
Convertible notes payable, net of current portion and discounts	1,465,300	1,465,300
Operating lease liability, net of current portion	4,432	41,408
TOTAL LIABILITIES	$5,694,985	6,283,637

MEZZANINE EQUITY
Preferred series A stock, $0.001 par value; 1,000,000 authorized; 500,000 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	60,398	60,398
Preferred series B stock, $0.001 par value; 1,000,000 authorized; 1,000,000 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	158,247	158,247
Preferred series C stock, $0.001 par value; 1,500,000 authorized; 1,500,000 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,250,000	2,250,000
TOTAL MEZZANINE EQUITY	2,468,645	2,468,645

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 1,000,000,000 authorized; 805,596,961 and 790,924,690 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	805,596	790,924
Additional paid-in-capital	24,468,135	24,310,045
Accumulated deficit	(29,378,449)	(29,598,993)
TOTAL STOCKHOLDERS' DEFICIT	(4,104,718)	(4,498,024)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$4,058,912	$4,254,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Product	$38,893	$33,279	$111,163	$204,138
Licensing	9,000	75,347	18,097	225,122
Equipment leases	241,604	258,104	744,812	802,132
Total Revenues	289,497	366,730	874,072	1,231,392

OPERATING EXPENSES
General and administrative	551,921	1,031,072	2,008,782	2,583,139
Research and development	119	14,783	5,444	29,738
Cost of product, licensing and equipment leases	6,321	85,591	81,112	225,960
Depreciation and amortization	125,414	98,364	357,799	295,092
Total operating expenses	683,775	1,229,810	2,453,137	3,133,929

Loss from operations	(394,278)	(863,080)	(1,579,065)	(1,902,537)

OTHER INCOME (EXPENSE)
Gain on change in fair value of derivative liability	51,008	457,116	2,061,774	1,749,277
Gain on settlement of debt	(1,011)	361,357	68,259	3,689,055
Interest expense	(154,182)	(101,580)	(330,424)	(378,223)
Misc. income	—	—	—	50,000
Total other income (expense)	(104,185)	716,893	1,799,609	5,110,109

Income (loss) before income taxes	(498,463)	(146,187)	220,544	3,207,572

Income taxes	—	—	—	—

NET (INCOME (LOSS)	$(498,463)	$(146,187)	$220,544	$3,207,572

Basic income (loss) per share	$(0.00)	$(0.00)	$0.00	$0.00
Diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average shares outstanding	806,882,966	773,082,751	797,708,252	760,229,694
Diluted weighted average shares outstanding	806,882,966	773,082,751	899,948,629	1,024,432,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 PCT LTD

Condensed Consolidated Statements of Stockholders' Equity (deficit)

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

			Additional		Total Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	722,487,846	$722,488	$23,202,933	$(30,587,612)	$(6,662,191)
Common stock issued for services	2,500,000	2,500	74,276	—	76,776
Common stock issued in settlement of debt	4,466,508	4,466	648,844	—	653,310
Common stock issued in conversion of convertible notes payable	25,000,000	25,000	—	—	25,000
Conversion of preferred series C stock	4,000,000	4,000	36,000	—	40,000
Net loss for the three-months ended March 31, 2020	—	—	—	(718,028)	(718,028)
Balance - March 31, 2021	758,454,354	$758,454	$23,962,053	$(31,305,640)	$(6,585,133)
Common stock issued for cash	8,750,000	8,750	166,250	—	175,000
Common stock issued for services	1,000,000	1,000	32,174	—	33,174
Common stock issued in cashless exercise of warrants	1,921,875	1,922	32,672	—	34,594
Net income for the three-months ended June 30, 2021	—	—	—	4,071,787	4,071,787
Balance - June 30, 2021	770,126,229	$770,126	$24,193,149	$(27,233,853)	$(2,270,578)
Common stock issued for services	2,000,000	2,000	40,737	—	42,737
Common stock issued in conversion of convertible notes payable	8,000,000	8,000	116,000	—	124,000
Net loss for the three-months ended September 30, 2021	—	—	—	(146,187)	(146,187
Balance - September 30, 2021	780,126,229	$780,126	$24,349,886	$(27,380,040)	(2,250,028)

Balance - December 31, 2021	790,924,690	$790,924	$24,310,045	$(29,598,993)	$(4,498,024)
Stock-based compensation	—	—	7,952	—	7,952
Net income for the three-months ended March 31, 2022	—	—	—	468,049	468,049)
Balance – March 31, 2022	790,924,690	$790,924	$24,317,997	$(29,130,944)	$(4,022,023)
Common stock issued in conversion of convertible notes payable	16,644,146	16,644	108,876	—	125,520
Stock-based compensation	—	—	21,422	—	21,422
Net income for the three-months ended June 30, 2021	—	—	—	250,958	250,958
Balance - June 30, 2022	807,568,836	$807,568	$24,448,295	$(28,879,986)	$(3,624,123)
Return and cancellation of common shares	(1,971,875)	(1,972)	1,972	—	—
Stock-based compensation	—	—	17,868	—	17,868
Net loss for the three-months ended September 30, 2022	—	—	—	(498,463)	(498,463)
Balance – September 30, 2022	805,596,961	$805,596	$24,468,135	$(29,378,449)	$(4,104,718)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$220,544	$3,207,572
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	357,799	295,092
Amortization of debt discount	133,596	240,413
Common stock issued for services	—	267,830
(Gain) loss on change in fair value of derivative liability	(2,061,774)	(1,749,277)
Amortization of right of use asset	30,775	39,182
(Gain) loss on settlement of debt	(68,259)	(3,689,055)
Default penalties on convertible notes	—	15,172
Stock-based compensation	47,242	—
Bad debt expense	—	182,700
Changes in operating assets and liabilities:
Accounts receivable	71,308	3,679
Inventory	(1,660)	(6,130)
Prepaid expenses	53,090	(8,543
Deposits	—	9,726
Other assets	1,000	(16,740)
Operating lease liability	(30,775)	(39,182)
Accounts payable	488,791	(212,125)
Accrued expenses - related party	3,648	14,887
Accrued expenses	166,989	165,479
Net cash used in operating activities	(587,686)	(1,279,320)

Cash Flows from Investing Activities
Purchase of equipment	(402,005)	(28,138)
Net cash used for by investing activities	(402,005)	(28,138)

Cash Flows from Financing Activities
Proceeds from advances payable	500,000	1,450,000
Proceeds from notes payable	463,965	410,377
Proceeds from notes payable - related parties	96,800	—
Proceeds from convertible notes payable	225,000	920,000
Proceeds from sale of common stock	—	175,000
Repayment of convertible notes payable	(120,465)	(673,989)
Repayment of notes payable	(255,648)	(796,036)
Repayment of notes payable - related parties	(5,000)	(53,763)
Net cash provided by financing activities	904,652	1,431,589

Net change in cash	(85,039)	124,131
Cash and cash equivalents at beginning of period	116,497	115,196
Cash and cash equivalents at end of period	$31,458	$239,327

Supplemental Cash Flow Information
Cash paid for interest	$122,054	$72,763
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Original debt discount against convertible notes	$9,000	$12,000
Original debt discount against notes payable	$82,435	$174,435
Initial derivative on convertible note	$113,348	$—
Cancellation of common stock	$1,972	$—
Note payable settled for non-cash consideration	$122,900	$—
Common stock issued for services	$—	$81,740
Common stock issued in conversion of convertible notes payable	$125,250	$149,000
Common stock issued in settlement of notes payable to related parties	$—	$653,310
Common stock issued in cashless exercise of warrants	$—	$34,594
Common stock issued in conversion of preferred series C stock	$—	$40,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PCT LTD

Notes to the Unaudited

Condensed Consolidated Financial Statements

September 30, 2022

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

On July 11, 2021, the Company incorporated two wholly-owned subsidiaries, Disruptive Oil and Gas Technologies Corp. (“Disruptive”) and Technologies Development Corp., both in the State of Nevada. On October 20, 2021, the Company sold a 53.75% interest in Disruptive in consideration for the assignment of certain patents to Disruptive and realized no gain or loss on the sale. On April 12, 2022, the Company incorporated two wholly-owned subsidiaries, 21st Century Healthcare, Inc. and 21st Century Energy, Inc., both in the State of Nevada, and neither have commenced operations to September 30, 2022.

Significant Accounting Policies

There have been no changes to the significant accounting policies of the Company from the information provided in Note 1 of the Notes to the Consolidated Financial Statements in the Company's most recent Form 10-K.

Basic and Diluted Loss Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as options, warrants, convertible notes payable, preferred series A stock and preferred series C stock. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, for the three months and nine months ended September 30, 2022, there were outstanding common share equivalents which amounted to 331,667,447 and 231,733,160 shares of common stock, respectively, that were not included in the calculation as their effect is anti-dilutive. For fiscal periods with net losses, these common share equivalents were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

	Three months ended September 30, 2022 $	Three months ended September 30, 2021 $	Nine months ended September 30, 2022 $	Nine months ended September 30, 2021 $
Numerator:
Net income (loss)	(498,463)	(146,187)	220,544	3,207,572
(Gain) loss on change in fair value of derivative liability	—	—	(1,835,014)	(1,641,616)
Gain on settlement of debt	—	—	(69,270)	(3,792,104)
Interest expense	—	—	—	30,617
Adjusted net income (loss)	(498,463)	(146,187)	(1,683,740)	(2,195,531)

Denominator: Weighted average shares outstanding used in computing net income (loss) per share
Basic	806,882,966	773,082,751	797,708,252	760,229,694

Effect of dilutive warrants	—	—	101,723,677	203,745,854
Effect of convertible note weighted shares	—	—	516,700	60,456,989
Diluted	806,882,966	773,082,751	899,948,629	1,024,432,537

Net income (loss) per share applicable to common shareholders:
Basic	$(0.00)	$(0.00)	$0.00	$0.00
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has an accumulated deficit of $29,378,449 and has negative cash flows from operations. As of September 30, 2022, the Company had a working capital deficit of $4,123,267. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. The Company will require additional working capital from either cash flow from operations, from debt or equity financing, or from a combination of these sources. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Leasehold improvements	$61,846	$61,580
Machinery and leased equipment	433,417	365,483
Machinery and equipment not yet in service	732,572	440,150
Office equipment and furniture	99,296	57,913
Website	2,760	2,760

Total property and equipment	$1,329,891	$927,886
Less: Accumulated Depreciation	(297,748)	(165,832)

Property and equipment, net	$1,032,143	$762,054

Depreciation expense was $131,916 and $66,726 for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, the Company added $292,422 of machinery and equipment not yet in service.

NOTE 4. INTANGIBLE ASSETS

Intangible assets at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Patents	$4,505,489	$4,505,489
Technology rights	200,000	200,000
Intangibles, at cost	4,705,489	4,705,489
Less: Accumulated amortization	(1,833,351)	(1,607,468)
Net Carrying Amount	$2,872,138	$3,098,021

Amortization expense was $225,883 and $228,366 for the nine months ended September 30, 2022 and 2021, respectively.

Estimated Future Amortization Expense:

$
For year ending December 31, 2022	75,501
For year ending December 31, 2023	302,003
For year ending December 31, 2024	302,003
For year ending December 31, 2025	302,003
For year ending December 31, 2026	302,003
Thereafter	1,588,625
Total	2,872,138

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

On October 19, 2020, the Company entered into a building lease with a three-year term and an effective date of November 1, 2020. The lease requires the Company to make payments of $4,500 per month. The Company recognized operating lease expense of $13,500 during the nine-month period ended September 30, 2022.

At September 30, 2022, the weighted average remaining operating lease term was 1.08 years and the weighted average discount rate associated with operating leases was 18.5%.

The components of lease expenses for the nine-month period ended September 30, 2022 and 2021 were as follows:

	2022 $	2021 $

Total operating lease cost	40,500	59,750

The following table provides supplemental cashflow and other information related to leases for the nine-month period ended September 30, 2022 and 2021:

	2022 $	2021 $

Lease payments	109,809	127,700

Supplemental balance sheet information related to leases as of September 30, 2022 and 2021 are as below:

	2022 $	2021 $

Cost	123,614	176,213
Accumulated amortization	(70,969)	(44,411)
Impairment	—	(39,030)
Net carrying value	52,645	92,772

Future minimum lease payments related to lease obligations are as follows as of September 30, 2022:

$
2022	13,500
2023	45,000
Total minimum lease payments	58,500

Less: amount of lease payments representing effects of discounting	(5,855)

Present value of future minimum lease payments	52,645

Less: current obligations under leases	(48,213)

Lease liabilities, net of current portion	4,432

NOTE 6. Notes Payable

The following tables summarize notes payable as of September 30, 2022 and December 31, 2021:

Type	Original Amount	Origination Date	Maturity Date	Effective Annual Interest Rate	Balance at September 30, 2022	Balance at December 31, 2021
Note Payable **	$25,000	05/08/2017	06/30/2018	0%	$20,000	$22,500
Note Payable **	$118,644	05/05/2020	05/05/2021	8%	$110,644	$110,644
Note Payable (a)	$199,000	02/04/2022	02/03/2023	0%	$—	$—
Note Payable (b)	$131,100	03/04/2022	12/16/2022	83%	$40,457	$—
Note Payable (c)	$81,600	04/13/2022	01/05/2023	87%	$32,063	—
Note Payable (d)	$200,000	7/13/2022	7/11/2023	70%	$177,439	—
Note Payable (e)	$57,600	8/15/2022	2/13/2023	171%	$44,308	—
Sub-total					$424,911	$133,144
Debt discount					$(20,862)	$—
Balance, net					$404,049	$133,144
Less current portion					$(404,049)	$(133,144)
Total long-term					$—	$—

** Currently in default

a)	On February 4, 2022, the Company entered into a loan agreement with a non-related party for $199,000, of which $2,985 was an original issue discount resulting in cash proceeds to the Company of $196,015. The loan is to be repaid through fifty-two weekly payments of $5,013. On July 13, 2022, the Company entered into a second loan agreement with the non-related party (Note 6 (d)) whereby $122,900 of the new loan was to be paid through the extinguishment of the February 4, 2022 loan. As at July 13, 2022, $2,985 of the discount was amortized to expense, $117,312 was repaid in cash, and $122,900 was repaid through the issuance of a new loan, which resulted in a gain on settlement of debt of $1,011 and a note balance of $0.

b)	On March 4, 2022, the Company sold future receivables with a non-related party for $131,100, of which $36,100 was loan fees and original issue discount resulting in cash proceeds to the Company of $95,000. The advance is to be repaid through weekly payments of $3,121. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the nine months ended September 30, 2022, $32,518 of the discount was amortized to expense, and $90,643 was repaid leaving a note balance of $40,457 (discount balance of $3,582).

c)	On April 13, 2022, the Company sold future receivables with a non-related party for $81,600, of which $21,600 was loan fees and original issue discount resulting in cash proceeds to the Company of $60,000. The advance is to be repaid through weekly payments of $2,147. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the nine months ended September 30, 2022, $18,133 of the discount was amortized to expense, and $49,537 was repaid leaving a note balance of $32,063 (discount balance of $3,467).

d)	On July 13, 2022, the Company entered into a loan agreement with a non-related party for $200,000, of which $2,500 was an original issue discount and $122,900 was paid through the extinguishment of a prior loan (Note 6 (a)) resulting in cash proceeds to the Company of $74,600. The loan is to be repaid through fifty-two weekly payments of $5,308. During the nine months ended September 30, 2022, $878 of the discount was amortized to expense, and $42,462 was repaid leaving a note balance of $177,439 (discount balance of $1,622).

e)	On August 15, 2022, the Company sold future receivables with a non-related party for $57,600, of which $17,600 was loan fees and original issue discount resulting in cash proceeds to the Company of $40,000. The advance is to be repaid through weekly payments of $2,215. In connection with the advance, the Company granted the lender a security interest and all past, present and future assets of the Company. During the nine months ended September 30, 2022, $8,113 of the discount was amortized to expense, and $13,292 was repaid leaving a note balance of $44,308 (discount balance of $12,191).

The following table summarizes notes payable, related parties as of September 30, 2022 and December 31, 2021:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at September 30, 2022	Balance at December 31, 2021
Note Payable, RP **	$17,000	06/20/2018	01/02/2020	5%	$10,000	$10,000
Note Payable, RP **	$50,000	07/27/2018	11/30/2018	8%	$10,850	$10,850
Note Payable, RP **	$15,000	08/16/2019	02/16/2020	8%	$15,000	$15,000
Note Payable, RP (f)	$84,034	02/16/2021	Demand	5%	$45,000	$50,000
Note Payable, RP (g)	$9,000	06/15/2022	12/31/2022	0%	$9,000	$—
Note Payable, RP (g)	$5,000	06/24/2022	12/31/2022	0%	$5,000	$—
Note Payable, RP (g)	$41,300	06/29/2022	12/31/2022	0%	$41,300	$—
Note Payable, RP (h)	$15,500	07/07/2022	12/31/2022	0%	15,500	—
Note Payable, RP (i)	$3,500	08/19/2022	12/31/2022	0%	3,500	—
Note Payable, RP (j)	$22,500	09/02/2022	12/31/2022	0%	22,500	—
Subtotal					$177,650	$85,850
Debt discount					$—	$—
Balance, net					$177,650	$85,850
Less current portion					$(177,650)	$(85,850)
Total long-term					$—	$—

** Currently in default

f)	On March 7, 2022, the Company repaid the principal amount of $5,000 leaving a note principal balance of $45,000.

g)	During June 2022, the Company entered into three promissory notes with the CFO of the Company for an aggregate principal amount of $55,300, bearing interest of 0%, repayable on or before July 31, 2022. Subsequently, the maturity date was extended to December 31, 2022.

h)	On July 7, 2022, the Company entered into a promissory note with the CFO of the Company for a principal amount of $15,500, bearing interest of 0%, repayable on or before August 31, 2022. Subsequently, the maturity date was extended to December 31, 2022.

i)	On August 19, 2022, the Company entered into a promissory note with the CFO of the Company for a principal amount of $3,500, bearing interest of 0%, repayable on or before September 30, 2022. Subsequently, the maturity date was extended to December 31, 2022.

j)	On September 2, 2022, the Company entered into a promissory note with the CFO of the Company for a principal amount of $22,500, bearing interest of 0%, repayable on or before September 30, 2022. Subsequently, the maturity date was extended to December 31, 2022.

The following table summarizes convertible notes payable as of September 30, 2022 and December 31, 2021:

Type	Original Amount	Origination Date	Maturity Date	Annual Interest Rate	Balance at September 30, 2022	Balance at December 31, 2021
Convertible Note Payable (k) * **	$150,000	04/10/2020	04/09/2021	12%	$—	$25,000
Convertible Note Payable (l) **	$300,000	08/27/2020	07/31/2021	12%	$265,000	$270,000
Convertible Note Payable (m)	$226,162	11/04/2021	11/04/2022	19%	$—	$203,546
Convertible Note Payable	$1,465,300	11/30/2021	11/30/2023	5%	$1,465,300	$1,465,300
Convertible Note Payable (n) **	$128,000	03/29/2022	03/29/2023	12%	$128,000	$—
Convertible Note Payable (o)	$53,000	06/01/2022	06/01/2023	12%	$53,000	$—
Convertible Note Payable (p)	$53,000	06/14/2022	06/14/2023	12%	$53,000	$—
Subtotal					$1,964,300	$1,963,846
Debt discount					$(68,066)	$(17,738)
Balance, net					$1,896,234	$1,946,108
Less current portion					$(430,934)	$(480,808)
Total long-term					$1,465,300	$1,465,300

* Embedded conversion feature accounted for as a derivative liability at period end ** Currently in default

k)	During the nine months ended September 30, 2022, the Company repaid $25,000 of the note, leaving a note principal balance of $0.

l)	During the nine months ended September 30, 2022, the Company repaid $5,000 of the note, leaving a note principal balance of $265,000.

m)	During the nine months ended September 30, 2022, $17,738 of the discount was amortized to expense, and $90,465 was repaid. During the nine months ended September 30, 2022, the Company issued 16,644,146 common shares upon the conversion of the remaining balance of the convertible note and unpaid interest, leaving a note principal balance of $0.

n)	On March 29, 2022, the Company entered into a convertible promissory note with a non-related party for $128,000, of which $500 was an original issue discount and $2,500 was issue costs resulting in cash proceeds to the Company of $125,000. The Company received the cash proceeds on April 4, 2022. The note is due on March 29, 2023 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. On September 25, 2022 the Note became convertible and the Company recognized a further discount of $113,348 relating to the initial fair value of the derivative conversion feature. During the nine months ended September 30, 2022, $52,436 of the discount was amortized to expense.

o)	On June 1, 2022, the Company entered into a convertible promissory note with a non-related party for $53,000, of which $500 was an original issue discount and $2,500 was issue costs resulting in cash proceeds to the Company of $50,000. The note is due on June 1, 2023 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. During the six months ended September 30, 2022, $976 of the discount was amortized to expense.

p)	On June 14, 2022, the Company entered into a convertible promissory note with a non-related party for $53,000, of which $500 was an original issue discount and $2,500 was issue costs resulting in cash proceeds to the Company of $50,000. The note is due on June 14, 2023 and bears interest on the unpaid principal balance at a rate of 12% per annum. Stringent pre-payment terms apply (from 15% to 40%, dependent upon the timeframe of repayment during the note's term) and any part of the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to 61% of the lowest trading price during the 15-trading day period prior to the conversion date. During the six months ended September 30, 2022, $870 of the discount was amortized to expense.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities.

	September 30, 2022	December 31, 2021
Balance at the beginning of period	$3,044,034	$7,102,801
Discount upon recognition of conversion feature	113,348	—
Settlement of derivative instruments	(69,270)	(4,035,906)
Change in fair value of embedded conversion option	(2,061,774)	(22,861)
Balance at the end of the period	$1,026,338	$3,044,034

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

Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At September 30, 2022	108-199%	3.92-4.25%	0%	0.49-2.91

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

As of September 30, 2022, and December 31, 2021, there were 500,000 shares of Series A Convertible Preferred Stock issued and outstanding, respectively. The Series A Convertible Preferred Stock are currently in default as they were subject to automatic conversion to shares of Common Stock on April 19, 2022, which did not occur due to the Company not having the sufficient number of common shares available for conversion. The Company is continuing to negotiate an extension of the conversion date with the Series A Convertible Preferred Stock shareholders.

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

As of September 30, 2022, and December 31, 2021, there were 1,000,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

The amended number of shares constituting the Series C Convertible Preferred Stock shall be 1,500,000. Such number of shares may be increased or decreased by resolution of the Board of Directors, provided that no decrease shall reduce the number of shares of Series C Convertible Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series C Convertible Preferred Stock. At September 30, 2022, the Company is in default of the terms of the Series C Convertible Preferred Stock due to not having enough reserved common shares available for conversion of all outstanding Series C Convertible Preferred Stock.

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

As of September 30, 2022, and December 31, 2021, there were 1,500,000 shares of Series C Preferred Stock issued and outstanding, respectively. The Company has sufficient shares of Common Stock reserved for any potential conversion of Series C Preferred Stock.

Common Stock

The authorized shares of common stock consists of 1,000,000,000 shares with a par value of $0.001 per share. The number of shares of common stock outstanding as of September 30, 2022 and December 31, 2021 was 805,596,961 and 790,924,690, respectively.

On May 26, 2022, $12,500 of principal and interest of a convertible note payable was converted into 1,453,488 shares of the Company’s common stock as further described in Note 6(m).

On June 1, 2022, $12,500 of principal and interest of a convertible note payable was converted into 1,506,024 shares of the Company’s common stock as further described in Note 6(m).

On June 2, 2022, $15,000 of principal and interest of a convertible note payable was converted into 1,973,684 shares of the Company’s common stock as further described in Note 6(m).

On June 6, 2022, $20,000 of principal and interest of a convertible note payable was converted into 2,597,403 shares of the Company’s common stock as further described in Note 6(m).

On June 8, 2022, $30,000 of principal and interest of a convertible note payable was converted into 3,947,368 shares of the Company’s common stock as further described in Note 6(m).

On June 13, 2022, $20,000 of principal and interest of a convertible note payable was converted into 2,702,703 shares of the Company’s common stock as further described in Note 6(m).

On June 21, 2022, $15,520 of principal and interest of a convertible note payable was converted into 2,463,476 shares of the Company’s common stock as further described in Note 6(m).

On August 31, 2022, 1,971,875 shares of the Company’s common stock were returned for cancellation as a result of an SEC court order.

NOTE 9. STOCK OPTIONS

Below is a table summarizing the options issued and outstanding as of September 30, 2022:

	Number of options	Weighted average exercise price $
Balance, December 31, 2021	8,500,000	0.034
Granted	7,000,000	0.067
Expired/Cancelled	(6,500,000)	0.039
Settled	—	—
Balance, September 30, 2022	9,000,000	0.056
Exercisable	3,500,000	0.021

As at September 30, 2022, the following share stock options were outstanding:

Date	Number	Number	Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable	Price $	Life (Years)	Date	Exercised
09/01/2021	2,000,000	2,000,000	0.015	3.92	08/31/2026	30,000
04/01/2021	1,500,000	1,500,000	0.03	4.92	08/31/2027	45,000
04/01/2021	1,500,000	—	0.05	5.92	08/31/2028	75,000
04/01/2021	2,000,000	—	0.075	6.92	08/31/2029	150,000
04/01/2021	2,000,000	—	0.10	7.92	08/31/2030	200,000
	9,000,000	3,500,000				$500,000

At September 30, 2022, the weighted average exercise prices are $0.056 and $0.021 for the options outstanding and exercisable, respectively. The intrinsic value of stock options outstanding at September 30, 2022 was $0.

During the nine months ended September 30, 2022, the Company revised the terms of an employment agreement with the CFO to increase the amount of unvested stock options from 4,000,000 to 7,000,000 which shall vest incrementally over four years in the following manner: 1,500,000 stock options on September 1, 2022, 1,500,000 stock options on September 1, 2023, 2,000,000 stock options on September 1, 2024 and the final 2,000,000 stock options on September 1, 2025. Upon modification of the stock options, the Company calculated the incremental compensation cost of $42,899, which will be amortized to expense over the vesting period.

NOTE 10. WARRANTS

The Company concluded that it only has sufficient shares to satisfy the conversion of some but not all of the outstanding convertible instruments. The initial fair value of the warrants issued during the period was calculated using the Binomial Model as described in Note 7.

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, December 31, 2021	115,048,858	0.00597
Cancelled	—	—
Granted	—	—
Exercised	—	—
Balance, September 30, 2022	115,048,858	0.00597

As at September 30, 2022, the following share purchase warrants were outstanding:

Date	Number	Number		Exercise	Weighted Average Remaining Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Exercisable		Price $	Life (Years)	Date	Exercised
12/3/2018	500,000	500,000	*	0.10	1.18	12/3/2023	50,000
3/31/2019	104,548,858 *	104,548,858	*	0.00035 *	1.45	03/13/2024	36,592
8/26/2020	10,000,000	10,000,000		0.06	2.91	8/26/2025	600,000
	115,048,858	115,048,858					$686,592

*The number of warrants outstanding and exercisable is variable based on adjustments to the exercise price of the warrant due to dilutive issuances.

The intrinsic value of warrants outstanding at September 30, 2022 was $737,069.

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

Other Obligations and Commitments -

No new obligation or commitments during the period ending September 30, 2022.

NOTE 13. SUBSEQUENT EVENTS

On October 4, 2022, the Company entered into a convertible promissory note with a non-related party for $50,000. The note is due on October 4, 2024 and bears interest on the unpaid principal balance at a rate of 7% per annum. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company's common stock at a conversion price equal to $0.05 per share.

On November 7, 2022, the Company entered into a promissory note with a non-related party for $250,000. The note is due on January 30, 2023 and bears interest on the unpaid principal balance at a rate of 8% per annum. The Note is repayable by four bi-monthly payments of $67,500 on the 15th and 30th of every month beginning on December 15, 2022. The Note is secured by 75,000,000 shares of restricted common stock, which will not be issued until ten days after the due date of the loan has passed and payment has not been received by the lender. If the Company fails to make a payment due within ten days after the due date, a late payment fee of 10% of the principal amount due or $25,000 is applicable.

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

In this form 10-Q references to “PCT LTD”, “the Company”, “we,” “us,” “our” and similar terms refer to PCT LTD and its wholly-owned operating subsidiary, Paradigm Convergence Technologies Corporation (“Paradigm”) and recently formed subsidiaries 21st Century Energy Solutions, Inc. and 21st Century Healthcare, Inc.

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

PCT LTD had not recorded revenues for the two fiscal years prior to its acquisition of Paradigm and was dependent upon financing to continue basic operations. Paradigm has recorded revenue since it initiated operations in 2012; however, those revenues have not been sufficient to finance operations. The Company recorded net income of $220,544 for the nine-months ended September 30, 2022 and accumulated losses of $29,378,449 from inception through September 30, 2022.

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

Management projects these costs to total approximately $2,580,000 in 2023. To minimize these costs, the Company intends to maintain its practice of controlling operating overheads with efficient facilities commitments, generally below market salaries and consulting fees, and rigorous prioritization of expenditure requirements. Based on its understanding of the commercial readiness of its products and technologies, the capabilities of its current personnel, established business relationships and the general market conditions, management believes that the Company expects to be covering its fixed operating expenses (“burn rate”) by the end of the second quarter of 2023.

In August of 2022, we announced that we are in the process of segregating te Healthcare and Oil & Gas technologies into separate wholly-owned subsidiaries to capitalize on marketing opportunities. The PCT Healthcare division is being rebranded with assets transferred into 21st Century Healthcare, Inc. while the PCT Oil & Gas division will be rebranded with assets transferred into 21st Century Energy Solutions, Inc. 21st Century Healthcare, Inc. intends to build and market equipment and fluids specifically to the healthcare industry. 21st Century Energy Solutions, Inc. intends to market oil and gas technologies and services to the Oil & Gas industry. Both new entities anticipate marketing directly to their customer base and form strategic partnerships with companies that are heavily engaged in both Healthcare and Oil & Gas, respectively.

PCT believes that this will open additional investment and strategic alliance opportunities. PCT has found there is much more opportunity to attract the necessary investment and alliances to assure the funds will be used in the areas of investment interest while each company focuses on their specific market.

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

SUMMARY OF BALANCE SHEET	September 30, 2022	December 31, 2021
Cash and cash equivalents	$31,458	$116,497
Total current assets	101,986	310,763
Total assets	4,058,912	4,254,258
Total liabilities	5,694,985	6,283,637
Accumulated deficit	(29,378,449)	(29,598,993)
Total stockholders' deficit	$(4,104,718)	$(4,498,024)

For the nine months ended September 30, 2022, the Company recorded a net income of $220,544 and at September 30, 2022, had a working capital deficit of $4,123,267. Since inception we had not established an ongoing source of revenue sufficient to cover our operating costs. During the nine-months ended September 30, 2022, we primarily relied upon advances and loans from stockholders and third parties to fund our operations. The Company has relied on raising debt and equity capital in order to fund its ongoing day-to-day operations and its corporate overhead. We had $31,458 in cash at September 30, 2022, compared to $116,497 in cash at December 31, 2021. We had total liabilities of $5,694,985 at September 30, 2022 compared to $6,283,637 at December 31, 2021.

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

Commitments and Obligations

At September 30, 2022 the Company recorded notes payable totaling approximately $2,477,933 (related, non-related and convertible, net of debt discount) compared to notes payable totaling $2,165,102 (related, non-related and convertible, net of debt discount) at December 31, 2021. These notes payable represent cash advances received and expenses paid from third parties and related parties. All of the notes payable carry effective interest from 0% to 171% and are due ranging from on demand to November 30, 2023.

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

Results of Operations

Three Months Ended September 30, 2022

SUMMARY OF OPERATIONS	Three-month period ended September 30,
	(Unaudited)
	2022	2021
Revenues	$289,497	$366,730
Total operating expenses	683,775	1,229,810
Total other income (expense)	(104,185)	716,893
Net income (loss)	(498,463)	(146,187)
Net income (loss) attributable to common stockholders'	(498,463)	(146,187)
Basic income per share	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$(0.00)

Revenues decreased to $289,497 for the three months ended September 30, 2022 (the "2022 third quarter") compared to $366,730 for the three months ended September 30, 2021 (the "2021 third quarter"). The revenue decrease for the period was due to the decreased volume of fluids sold, as a result of the decreased need for an effective US EPA-registered disinfectant as the country comes out of the COVID-19 pandemic.

Total operating expenses decreased to $683,775 during the 2022 third quarter compared to $1,229,810 during the 2021 third quarter. The decrease during the third quarter of 2022 was primarily due to a decrease in general and administrative expenses and cost of product, licensing, and equipment leases associated with decreased revenue, offset by an increase in depreciation and amortization.

General and administrative expenses decreased to $551,921 for the 2022 third quarter compared to $1,031,072 during the 2021 third quarter. The decrease during the third quarter of 2022 was primarily due to a decrease in payroll expenses and professional fees and due to effective cost controls.

Depreciation and amortization expenses increased to $125,414 during the 2022 third quarter compared to $98,364 during the 2021 third quarter.

Total other expense was $104,185 for the 2022 third quarter compared to other income of $716,893 during the 2021 third quarter. The overall change was a result of a decrease in gain on settlement of debt of $362,368 and a decrease in the gain on change in fair value of derivatives of $406,108 when compared to the third quarter of 2022.

As a result of the changes described above, net loss increased to $498,463 during the 2022 third quarter compared to $146,187 during the 2021 third quarter.

Nine Months Ended September 30, 2022

SUMMARY OF OPERATIONS	Nine-month period ended September 30,
	(Unaudited)
	2022	2021
Revenues	$874,072	$1,231,392
Total operating expense	$2,453,137	$3,133,929
Total other income (expense)	$1,799,609	$5,110,109
Net income	$220,544	$3,207,572
Net income attributable to common stockholders'	$220,544	3,207,572
Basic income per share	$0.00	$0.00
Diluted income (loss) per share	$(0.00)	$(0.00)

Revenues decreased to $874,072 for the nine months ended September 30, 2022, compared to $1,231,392 for the nine months ended September 30, 2021. The revenue decrease for the period was due to the decreased volume of fluids sold as a result of the country coming out of the COVID-19 pandemic.

Total operating expenses decreased to $2,453,137 during the nine months ended September 30, 2022, compared to $3,133,929 during the nine months ended September 30, 2021. The decrease during the period was primarily due to a decrease in general and administrative expenses and cost of product, licensing, and equipment leases associated with decreased revenue, offset by an increase in depreciation and amortization.

General and administrative expenses decreased to $2,008,782 for the nine months ended September 30, 2022, compared to $2,583,139 during the nine months ended September 30, 2021. General and administrative expenses were reduced due to effective cost controls.

Depreciation and amortization expenses increased to $357,799 during the nine months ended September 30, 2022, compared to $295,092 during the nine months ended September 30, 2021.

Total other income decreased to $1,799,609 for the nine months ended September 30, 2022, compared to $5,110,109 of expenses during the nine months ended September 30, 2021. The overall decrease in income was a result of a decrease in gain on the settlement of debt of $3,620,796 offset by the increase in gain on change in the fair value of derivatives of $312,497 when compared to the third quarter of 2022.

As a result of the changes described above, a net income of $220,544 was realized during the nine months ended September 30, 2022, compared to a net income of $3,207,572 during the nine months ended September 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Gary Grieco, our Chief Executive Officer, who serves as our principal executive officer, and Arthur Abraham, our Chief Financial Officer, who serves as our principal accounting officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rule and forms; and (ii) accumulated and communicated to our principal executive officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal accounting officers concluded that as of September 30, 2022, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2022, 1,971,875 shares of common stock were returned for cancellation due to an SEC court order.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have entered into a number of promissory notes, some of which are in default as of September 30, 2022, or went into default before the filing of this Quarterly Report (See Note 6 to the financial statements).

A portion of our current debt is in default, which may subject us to litigation by the debt holders.

As of September 30, 2022, we had cash and cash equivalents of $31,458 and had a portion of short-term debt in default. Management's plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company. To date, the main source of funding has been through the issuance of Common stock, Preferred C stock, the issuance of notes payable and the issuance of convertible notes with provisions that allow the holder to convert the debt and accrued and unpaid interest at substantial discounts to the trading price of our common stock. However, there is no assurance that management will be successful in being able to continue to obtain additional funding or defend potential litigation by note holders.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation, as currently in effect (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed April 13, 2018)
3.1	Amended Articles of Incorporation increasing authorized shares (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
3(ii)	Amended and Restated Bylaws, as currently in effect (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed April 13, 2018)
4.2	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of Form 10-Q, filed on September 16, 2019)
4.3	Certificate of Designation of Series B – Super Voting Convertible Preferred Stock (Incorporated by reference to Exhibit 4.2 of Form 10-Q, filed on September 16, 2019)
4.4	Certificate of Designation of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed on October 25, 2019)
4.5	Amended and Restated Series C Convertible Preferred Stock Certificate of Designation effective on December 7, 2021 (Incorporated by reference to Exhibit 4.1 of Form 8-K, filed on December 29, 2021)
4.6	Auctus Note dated March 13, 2019 (Incorporated by reference to Exhibit 4.14 of Form 10-Q, filed on September 16, 2019)
10.1	Auctus Agreement dated March 13, 2019 (Incorporated by reference to Exhibit 10.17 of Form 10-Q, filed on September 16, 2019)
10.2†	Read Employment Agreement (Incorporated by reference to Exhibit 10.18 of Form 10-Q, filed on September 16, 2019)
10.3†	Read Addendum to Employment Agreement (Incorporated by reference to Exhibit 10.19 of Form 10-Q, filed on September 16, 2019)
10.4†	Grieco 2019 Employment Agreement (Incorporated by reference to Exhibit 10.20 of Form 10-Q, filed on September 16, 2019)
10.5†	Grieco 2020 Employment Agreement Incorporated by reference to Exhibit 10.20 of Form 10-Q, filed on April 13, 2020)
10.6†	Amended and Restated Abraham Employment Agreement dated April 1, 2022 (Incorporated by reference to Exhibit 10.6 of Form 10-Q, filed on May 16, 2022)
10.7	Disruptive Oil and Gas Contribution Agreement dated October 26, 2021(Incorporated by reference to Exhibit 10.7 of Form 10-K filed on March 31, 2022)
10.8	$199,000 Note dated February 4, 2022 (Incorporated by reference to Exhibit 10.8 of Form 10-Q, filed on May 16, 2022)
10.9	$131,000 Note dated March 4, 2022 (Incorporated by reference to Exhibit 10.9 of Form 10-Q, filed on May 16, 2022)
10.10	$81,600 Note dated April 14, 2022 (Incorporated by reference to Exhibit 10.10 of Form 10-Q, filed on May 16, 2022)
10.11#	June 1, 2022 $53,000 promissory note
10.12#	June 14, 2022 $53,000 promissory note
10.13#	July 13, 2022 $200,000 loan agreement
10.14	August 15, 2022 $57,600 inventory finance note
10.15#	October 4, 2022 $50,000 promissory note
10.16#	November 7, 2022 $250,000 promissory note
31.1#	Principal Executive Officer Certification
31.2#	Principal Financial Officer Certification
32.1‡	Section 1350 Certification, Principal Executive Officer
32.2‡	Section 1350 Certification, Principal Financial Officer
99.1#	PCT Corp Simplifies Hospital Disinfectant Sourcing press release dated June 27, 2022
99.2#	Hydrolyte An Ideal Disinfecting Solution for Schools press release dated July 25, 2022
99.3#	Monkeypox Illustrates need for Constant Infection Control press release dated August 18, 2022
99.4#	PCT LTD Announces Rebranding of Two Product Lines press release dated August 19, 2022
99.5#	PCT Announces 21st Century Energy Inc Contract press release dated September 29, 2022
99.6#	PCTL/21st Century Announce New Hospital Contract press release dated October 18, 2022
99.7#	21st Century Healthcare, Inc. Congratulates Crothall Healthcare on BIG Sustainability Award press release dated November 2, 2022
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

PCT LTD

Date: November 14, 2022	By:	/s/ Gary Grieco
Gary Grieco Principal Executive Officer
Chief Executive Officer and Chairman

Date: November 14, 2022	By:	/s/ Arthur Abraham
Arthur Abraham
Chief Financial Officer Principal Financial Officer

